Form 10-Q
period 1996-06-30
EUPHONIX INC \CA\
filed 1996-08-13
CIK 948640

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      ______________________

                            FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
      QUARTERLY PERIOD ENDED JUNE 30, 1996, OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
      TRANSITION PERIOD FROM __________ TO __________


Commission File Number 0-26516

                             EUPHONIX, INC.
          (Exact name of registrant as specified in its chapter)

          California                                    77-0189481
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                               220 PORTAGE AVE.
                             PALO ALTO, CA  94306
                 (Address of principal executive offices,zip code)
                               (415) 855-0400
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                     No
                       _________                  _________


The number of shares outstanding of the registrants common stock as of June 30, 1996 was 5,539,079 ($.001 par value).

                  EUPHONIX, INC.

                    FORM 10-Q
                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                             Page


ITEM 1. Condensed Consolidated Financial Statements
        (Unaudited):

Condensed Consolidated Statements of Operations for
the three and six months ended June 30, 1996 and 1995        3

Condensed Consolidated Balance Sheets as of
June 30, 1996 and December 31,1995                           4

Condensed Consolidated Statements of Cash Flows
for the three and six months ended June 30, 1996 and
1995                                                         5

Notes to Condensed Consolidated Financial Statements
as of and for the six months ended June 30, 1996             6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations        9

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                    13

Signatures                                                  14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Euphonix, Inc.
               Condensed Consolidated Statements of Operations
                              (unaudited)


                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                             1996         1995        1996           1995
                             ____         ____        ____           _____
Nets revenues           $  5,525,109  $ 3,336,355  $ 10,543,110  $ 6,013,542
Cost of sales              2,514,477    1,596,976     4,891,393    2,953,615
                         ----------- ------------  ------------  -----------
Gross profit               3,010,632    1,739,379     5,651,717    3,059,927
Operating expenses:
Research & development       649,585      354,939     1,241,011      704,311
In-process technology            ---          ---     1,445,839          ---
Sales & marketing          1,202,513      737,588     2,145,471    1,309,271
General & administrative     564,128      336,523     1,044,646      606,121
                        ------------  -----------  ------------  -----------
Total operating
expenses                   2,416,226    1,429,050     5,876,967    2,619,703
                        ------------   -----------  ------------  -----------
Operating income (loss)      594,406      310,329      (225,250)     440,224
Other income                 143,355       31,220       252,172       61,956
                        ------------  -----------   -----------  -----------
Income before provision
 for income taxes		          737,761      341,549        26,922      502,180

Provision for income
taxes		                      228,706       61,677       456,706       90,000
                         -----------   ----------   -----------   ----------
Net income (loss)        $   509,055  $   279,872   $  (429,784)   $ 412,180
                         -----------  -----------   -----------   ----------
                         -----------  -----------   -----------   ----------
Net income (loss) per
share                    $      0.09  $      0.06   $     (0.08)   $    0.09
                         -----------  -----------   -----------   ----------
                         -----------  -----------   -----------   ----------
Number of shares used in
computing per share
amounts (in thousands)         5,767        4,514         5,479        4,436
                         -----------  -----------   -----------   ----------
                         -----------  -----------   -----------   ----------

                             See accompanying notes

                              Euphonix, Inc.
                  Condensed Consolidated Balance Sheets

                        	               June 30,         December 31,
                                          1996               1995
                                    ----------------   ---------------
                                      (unaudited)           (note)
               ASSETS
CURRENT ASSETS:
Cash and cash equivalents          $     228,031        $    860,527
Short-term investments                 8,345,689          11,947,046
Accounts receivable, net               1,848,973           1,358,672
Inventories                            4,672,823           3,251,629
Prepaid expenses and other
 current assets                          213,803             187,840
                                  --------------      --------------
Total current assets                  15,309,319          17,605,714
Property and equipment, net            1,010,235             577,852
Deposits and other assets                841,552              95,486
                                  --------------      --------------
Total assets                        $ 17,161,106        $ 18,279,052
                                  --------------      --------------
                                  --------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                     $ 1,326,910        $    471,321
Accrued payroll and related
liabilities, including deferred
salary                                   491,279             484,497
Accrued warranty                         346,650             156,398
Income taxes payable                      43,044             366,339
Other accrued liabilities                678,799             434,899
Deferred income taxes                    143,546                ----
Customer deposits                        420,628           2,508,460
Accrued commissions                      184,646             246,568
Current portion of capital leases         44,997                ----
                                   -------------       --------------
Total current liabilities              3,680,499           4,668,482

LONG-TERM OBLIGATIONS:
Deferred rent                              6,341               8,632
Long-term portion of capital leases       85,807                ----

COMMITMENTS
SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value:
20,000,000 authorized shares,
5,539,079 and 5,410,284 shares
issued and outstanding in 1996 and
1995, respectively                         5,539               5,410
Additional paid-in capital            13,846,505          13,675,329
Retained earnings (deficit)             (189,085)            240,699
Deferred compensation                   (274,500)           (319,500)
                                   --------------       --------------
                                      13,388,459          13,601,938
                                   --------------       --------------
Total liabilities and shareholders'
equity                              $ 17,161,106        $ 18,279,052
                                  ---------------       --------------
                                  ---------------       --------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                          See accompanying notes

                         EUPHONIX, INC.
          Condensed consolidated Statements of Cash Flows
                          (unaudited)


                           			                  Six Months Ended
                                                     June 30,
                                                1996        1995
                                             ----------  ------------
Operating activities
Net loss (income)                         $   (429,784)  $    412,180
Adjustments to reconcile net
income (loss) to net cash provided
by (used in) operating activities:
   Depreciation and amortization               198,621         55,335
   Amortization of technology and
   goodwill                                     94,962           ----
   Deferred compensation amortization           45,000          7,500
   Acquired research and development         1,445,838           ----
   Changes in operating assets and
     liabilities:
     Prepaid expenses and other
      current assets and other assets         (232,198)        (9,617)
     Accounts receivable                       (45,981)      (198,217)
     Inventory                              (1,032,526)    (1,053,450)
     Accounts payable, accrued liabilities,
      and deferred rent                        307,387        920,453
    Customer deposits                       (2,087,832)       186,995
                                           ------------   ------------
Total adjustments                           (1,306,729)       (91,001)
                                           ------------   -------------
Net cash provided by (used in)
 operating activities                       (1,736,513)       321,179
Investing activities
Purchase of Spectral,Inc.
 net of cash  acquired                      (2,283,327)          ----
Proceeds from sales of short-term
 investment maturities                       3,601,357           ----
Purchases of short-term investments               ----       (726,855)
Purchase of property and equipment            (370,259)       (94,834)
                                           ------------   -------------
Net cash  provided by (used in)
 investing activities                          947,771       (821,689)
Financing activities
Principal payments under capital lease
 obligations                                   (15,059)          ----
Proceeds from sale of common stock             171,305         42,399
                                          ------------    -------------
Net cash provided by financing
 activities                                    156,246         42,399
                                          ------------    -------------
Net decrease in cash and cash
 equivalents                                  (632,496)      (458,111)
Cash and cash equivalents at
 beginning of  period                          860,527      1,718,963
                                                                                 -----------               -------------
Cash and cash equivalents at end of
  period                                    $  228,031   $  1,260,852
                                          ------------   -------------
                                                                                 -------------             -------------
Supplemental disclosures of cash flow
 information
Cash paid for income taxes                  $  925,790   $     11,800


                           See accompanying notes.
                                page 5 of 16

                          EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements
                          (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

     For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1995, and the incorporation by reference of the Registrant Company's subsidiary's annual report, in the registration statement (No. 33-98130) on Form S-8, which report appears in the Form 8-K/A, dated April 23, 1996.

2.   Acquisition

     On February 7, 1996, the Registrant entered into an agreement and plan of reorganization with certain of the shareholders of Spectral, Incorporated ("Spectral"), pursuant to which the Registrant acquired in a merger 100% of the outstanding securities of Spectral on a fully diluted basis.

     The acquisition of Spectral, which was accounted for as a purchase, has been recorded based upon available information and upon certain assumptions that the Registrant believes are reasonable in the circum-stances. The purchase price has been allocated to the acquired assets and liabilities based on an independent appraisal of their respective fair values. The aggregate purchase price was approximately $2,299,000, which included the purchase of Spectral's stock for $1,500,000 and debt reductions of $778,000. In 1995, Spectral's net revenues and net loss were approximately $2,300,000 and $435,000, respectively.

     Of the aggregate purchase price of approximately $2,299,000, approxi-imately $1,446,000 was allocated to technology in the development stage, approximately $417,000 to current technologies and approximately $183,000 to goodwill based on the fair market values of assets acquired and liabilities assumed, and approximately $253,000 to working capital.

     To determine the value of the existing technology, the expected future cash flows of each existing technology product were discounted taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis the existing technology, which had reached technological feasibility, was assigned a value of approximately $417,000, and capitalized. This capitalized technology will be amortized over a three-year period which began in February 1996.

                             EUPHONIX, INC.
     Notes to Condensed Consolidated Financial Statements - Continued

     To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the via-bility of and potential changes to future target markets. This analysis resulted in a value of approximately $1,446,000 being assigned to technology in the development stage that had not yet reached technological feasibility and did not have alternative future uses. Therefore, in accord-ance with generally accepted accounting principles, the $1,446,000 of technology in the development stage was expensed.

     The consolidated balance sheet includes the assets and liabilities of Spectral at June 30, 1996. The consolidated statement of operations includes Spectral's results of operations for the five months ended June 30, 1996, as Spectral was acquired on February 7, 1996.

     The pro forma results of operations which follow assume that the acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for the loss of interest income as a result of making the acquisition.

                                         Six Months Ended June 30,
                                         1996                 1995
                                    ---------------      --------------
Revenues                            $  10,603,637         $  7,230,190
Net income                                945,701              417,485
Net income per share                         0.17                 0.09

     In-process research and development valued at approximately
$1,446,000 as of the acquisition date is excluded from the pro forma net income for the six months ended June 30, 1996 and 1995.

3.   Net Income (Loss) per Common Share

     Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the August 1995 initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price). Net loss per share is computed using the weighted average number of shares of common stock outstanding.

                          EUPHONIX, INC.
    Notes to Condensed Consolidated Financial Statements - Continued

4.   Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                                        June 30,         December 31,
                                          1996               1995
                                   ----------------     ----------------
Raw materials and work-in-process    $  3,185,934        $  2,415,872
Finished goods                          1,486,889             835,757
                                   ----------------     ----------------
                                     $  4,672,823        $  3,251,629
                                   ----------------     ----------------
                                   ----------------     ----------------

5.        Income Taxes

     The Company's provision for income taxes for the six months ended
June 30, 1996 is based on the Company's estimate of the annual effective tax rate for 1996 and includes the effect of in-process research and develop-ment charges recorded in the three months ended March 31, 1996. The
Company's effective tax rate for the six months ended June 30, 1996 was 31%, exclusive of the tax effect of in-process research and development charges.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations.

     This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

Results of Operations

     Net Revenues. Net revenues increased to $5.5 million in the second quarter of 1996, from $3.3 million in the same period in 1995, represent-ing an increase of 65.6% from the second quarter of fiscal 1995. For the first six months of fiscal 1996, net sales of $10.5 million increased 75.3% from the first six months of fiscal 1995. The growth in net revenues has resulted primarily from increased sales efforts, increased market acceptance and enhanced product capabilities of the Company's mixing consoles.

     Sales of the Company's products in the United States were $2.4 million and $1.4 million, comprising approximately 43.3% and 41.6% of the Company's net revenues for the second quarter of 1996 and 1995, respec-tively. Export sales were $3.1 million and $2.0 million, comprising approxi-mately 56.7% and 58.4% of the Company's revenues for 1996 and 1995, respectively. Substantially all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates.

     Gross Margin. The Company's gross margin in the second quarter of fiscal 1996 was $3.0 million, or 54.5% of net sales, compared with $1.7 million, or 52.1% of net sales, in the second quarter of fiscal 1995. For the first six months of fiscal 1996, gross margin was $5.7 million, or 53.6% of net revenues, compared with $3.1 million, or 50.9% of net revenues, for the first six months of fiscal 1995. The increase in gross margin for the second quarter of 1996 and the first six months of 1996 was due primarily to lower material procurement and manufacturing support costs as a percentage of net revenues.

     Research and Development Expenses.    Research and development
expenses increased to $650,000 in the second quarter of fiscal 1996, an increase of 83.0% from the second quarter of fiscal 1995. For the first six months in 1996, research and development expenses of $1.2 million increased 76.2% from $704,000 in 1995. Research and development expenses constituted 11.8%, 10.6%, 11.8% and 11.7% of net revenues in the second quarter of 1996 and 1995 and the first six months of 1996 and 1995, respectively. The absolute increases resulted primarily from additions to the Company's engineering staff and the development of a number of product enhancements.

     In-process Technology.   In connection with the acquisition of Spectral,
Euphonix recorded a one-time charge to pre tax earnings for Spectral's in-process technology, that had not reached technological feasibility and did not have alternative future uses, of $1.4 million in 1996, resulting in a loss for the first six months of $430,000; excluding the one-time in-process technology charge pro forma net income for the first six months was $1.0 million.

     Sales and Marketing Expenses.    Sales and marketing expenses increased
to $1.2 million in the second quarter of 1996, from $738,000 in the second quarter of 1995, representing an increase of 63.0%. For the first six months of fiscal 1996, sales and marketing expenses of $2.1 million increased 63.9% from $1.3 million in 1995. Sales and marketing expenses constituted 21.8%, 22.1%, 20.3% and 21.8% of net revenues in the second quarter of 1996 and 1995 and the first six months of 1996 and 1995, respectively. The dollar increase resulted primarily from investment in targeting new markets and expanding the Company's international sales and marketing presence in established, and new territories through increased advertising, trade shows, and product demonstrations.

     General and Administrative Expenses. General and administrative expenses increased to $564,000 in the second quarter of 1996, an increase of 67.6% from the second quarter of 1995. For the first six months of fiscal 1996, general and administrative expenses of $1.0 million increased 72.3% from $606,000 in the first six months of 1995. General and admin-istrative expenses constituted 10.2%, 10.1%, 9.9% and 10.1% of net revenues in the second quarter of fiscal 1996 and 1995 and the first six months of fiscal 1996 and 1995, respectively. The dollar increases were attributable primarily to staffing costs, legal, regulatory, accounting and other expenses that result from being a publicly traded company.

     Provision for Income Taxes. The Company's effective tax rate is 31% in 1996 and was 22.7% in 1995. The effective tax rate for 1996 and 1995 differs from the federal statutory rate of 34% primarily due to utilization of tax loss carryforwards and the recognition of certain deferred tax assets. The Company expects that its effective tax rate will be higher in future years as the amount of unrecognized deferred tax assets is reduced.

Future Operating Results

     The core of the Company's 1996 revenue plan is based on the Company continuing to be a leader in the project music market and the Company's ability to make significant inroads in the post production and broadcast markets for its audio mixing systems. The Company continues to make progress in the sales of audio mixing systems however, there are a number of significant factors which the Company currently believes are likely to adversely impact the Company's ability to achieve its second half revenue goals, which include a slower than anticipated product penetration into the post production and broadcast markets and competitive product offerings. The Company is continuing to enhance the present product line with features that the Company believes will assist in the penetration of the post production and broadcast markets. New product development plans include digital disk storage and digital audio path systems. See also "Factors Affecting Future Operating Results."

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September
1995, which generated net proceeds of approximately $9.0 million.
For the first six months ended June 30, 1996, cash, cash equivalents and short-term investments decreased by $4.2 million to approximately $8.6 million, mainly due to the acquisition and working capital needs of Spectral. Also, during this period, working capital decreased by $1.3 million to approximately $11.6 million.

     The Company's operating activities used cash of approximately $1.7 million in the first six months of 1996, and generated cash of $321,000 in the same period in 1995. Cash used in operating activities for the first six months of 1996 was comprised primarily of net loss, a decrease in customer deposits, an increase in inventory, and an increase in prepaid expenses and other current assets and other assets, offset partially by an increase in accounts payable. Cash provided by operating activities in the first six months of 1995 was comprised primarily of net income, an increase in customer deposits and an increase in accounts payable offset by an increase in inventory and an increase in accounts receivable. The Company expects that its accounts receivable and inventory will continue to grow and such increases are likely to increase the Company's requirements for working capital.

     On February 7, 1996, the Company used cash to acquire Spectral, Incorporated, a Washington based company, that develops and markets PC-based digital audio workstations. The cost of the acquisition was approximately $2.3 million, which included the purchase of Spectral's stock for $1,500,000 and debt reduction of approximately $778,000.

     As of June 30, 1996, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $8.6 million, and an unsecured bank line of credit of up to $500,000. As of June 30, 1996, no borrowings were outstanding under such line of credit.

Factors Affecting Future Operating Results

          The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its proprietary software and hardware platform. The Company believes that sales of this system, along with enhancements thereof, will continue to constitute virtually all of the Company's revenues for the fore-seeable future, with only limited sales of digital audio workstations by Spectral. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or otherwise, could have a material adverse effect on the Company's business and results of operations.

          A limited number of the Company's system sales typically account for a substantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. The Company believes that it is more difficult to secure orders in the summer months, which may in turn adversely affect the Company's revenues. Moreover, the Company's expense levels are based in part on its expectations of future revenue. Therefore, if revenue is below expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and ship-ments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause signifi-cant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

          The markets for the Company's system are characterized by changing technologies and new product introductions. The Company's future success will depend in part upon its continued ability to enhance its base system with features including new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

          To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any other market segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and charac-terized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development (including the development on a timely basis of a hybrid digital product, of which there can be no assurance) and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support.

          Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the integrated circuits included in the Com-pany's base system. Major delays or terminations in supplies of such components could have a significant adverse effect on the Company's timely shipment of its products, which in turn would adversely affect the Company's business and results of operations. The Company also relies on single vendors to manufacture major subassemblies for its products. Any extended interruption in the future supply or increase in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations.

          In addition, as different electrical, radiation or other standards applicable to the Company's products are adopted in countries, including the United States, or groups of countries in which the Company sells its products, the failure of the Company to modify its products, if necessary, to comply with such standards would likely have an adverse effect on the Company's business and results of operations.

          The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technolo-gies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Com-pany's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future. Any such claims could have a material adverse effect on the Company's business and results of operations.

          The Company's success depends, in part, on its ability to retain key management and technical employees and its continued ability to attract and retain highly skilled personnel. In addition, the Company's ability to manage any growth will require it to continue to improve and expand its management, operational and financial systems and controls. If the Company's management is unable to manage growth effectively, its business and results of operations will be adversely affected.

          The Company acquired Spectral in February 1996. The anticipated benefits of the acquisition of Spectral by the Company will not be achieved unless the operations of Spectral are successfully integrated into the opera-tions of the Company in a timely manner. The integration of Spectral has, and will continue to have at least in the short term, a diversion of manage-ment time and resources and possibly negatively impact the Company's overall performance. There can be no assurance that the integration of Spectral's operations will be successful or that it will be achieved in a timely manner, or at all. There can also be no assurance that the acquisition of Spectral will not have an adverse material effect on the business of the Company.

          As a result of these and other factors, the Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profita-bility or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors.
In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Future Operating Results".

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K/A

     (a) Exhibits.
          Exhibit 11.1 - Statement Regarding Computation of Per Share Earnings (page 15)

          The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

     (b) Report on Form 8-K/A
         A Form 8-K/A was filed on April 23, 1996, in connection with the acquisition of Spectral, Incorporated by the Registrant in February, 1996.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Euphonix, Inc.





Date:     ___________________, 1996       By:__________________________
                                             James Dobbie, Chief Executive
                                             Officer and Chairman



Date:     ___________________, 1996       By:___________________________
                                             Jeffrey A. Chew, Vice President
                                             of Finance, Chief Financial
                                             Officer & Director of Operations

EXHIBIT INDEX


Exhibit
Number    Exhibit Title

11.1      Calculation of Earnings Per Share

EXHIBIT 11.1  Statement re: Computation of Per Share Earnings (Loss)

                             		Three Months Ended       Six Months Ended
			                                 June 30,                June 30,
			                            1996          1995       1996        1995
                            ----------    ---------  ----------  ----------
                                 (in thousands, except per share data)
PRIMARY
Weighted average common
 shares outstanding              5,525      1,280       5,479       1,181
Common equivalent shares
 attributable to convertible
 preferred stock                  ----      2,647        ----       2,647
Common equivalent shares attribu-
 table to the net effect of
 dilutive stock options based on
 the treasury stock method using
 average market price              243        396        ----         418
Shares related to SAB No. 55,
 64 and 83                         ---        190        ----         190
                               --------    ---------   --------    --------
Number of shares used in
 computing per share amounts     5,767       4,514       5,479      4,436
                               --------    ---------   --------    --------
                               --------    ---------   --------    --------
Net income (loss)              $   509     $   280     $  (430)    $  412
                               --------    ---------   --------    --------
                               --------    ---------   --------    --------
Net income (loss) per share    $  0.09     $  0.06     $ (0.08)    $ 0.09
                               --------    ---------   ---------   --------
                               --------    ---------   ---------   --------
FULLY DILUTED
Weighted average common
 shares outstanding              5,525       1,280       5,479      1,181
Common equivalents shares
 attributable to convertible
 preferred stock                  ----       2,647        ----      2,647
Common equivalent shares
 attributable to the net effect
 of dilutive stock options based
 on the treasury stock method
 using quarter-end (year-end)
 price,if higher than average
 market price                      243         421        ----        496
Shares related to SAB No. 55,
 64 and 83                        ----         190        ----        190
                                -------     --------    --------   --------
Number of shares used in
 computing per share
 amounts                         5,767       4,538       5,479      4,514
                               --------     --------    --------   --------
                               --------     --------    --------   --------
Net income (loss)              $   509      $  280      $ (430)    $  412
                               --------     --------    --------   --------
                               --------     --------    --------   --------
Net income (loss) per   share  $  0.09      $ 0.06      $(0.08)    $ 0.09
                               --------     --------    --------   ---------
                               --------     --------    --------   ---------