Form 10-Q
period 1996-09-30
EUPHONIX INC \CA\
filed 1996-11-14
CIK 948640

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      ______________________

                            FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
      QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
      TRANSITION PERIOD FROM __________ TO __________


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

                    Yes    X                     No
                       _________                  _________


The number of shares outstanding of the registrants common stock as of September 30, 1996 was 5,551,658 ($.001 par value).

                  EUPHONIX, INC.

                    FORM 10-Q
                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                            Page


ITEM 1. Condensed Consolidated Financial Statements
        (Unaudited):

        Condensed Consolidated Statements of Operations for
         the three and nine months ended September 30, 1996 and 1995         3

        Condensed Consolidated Balance Sheets as of
         September 30, 1996 and December 31,1995                             4

        Condensed Consolidated Statements of Cash Flows
        for the three and nine months ended September 30, 1996 and
         1995                                                                5

        Notes to Condensed Consolidated Financial Statements
         as of and for the nine months ended September 30, 1996              6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        9

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                    15

Signatures                                                                  16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Euphonix, Inc.
               Condensed Consolidated Statements of Operations
                              (unaudited)


                             Three Months Ended        Nine Months Ended
                                September 30,            September 30,
                             1996         1995        1996           1995
                             ____         ____        ____           _____
Net revenues            $  3,561,606  $ 4,136,305  $ 14,104,716  $10,149,847
Cost of sales              1,861,992    2,028,068     6,753,385    4,981,683
                         ----------- ------------  ------------  -----------
Gross profit               1,699,614    2,108,237     7,351,331    5,168,164
Operating expenses:
Research & development       666,565      372,621     1,907,576    1,076,932
In-process technology            ---          ---     1,445,839          ---
Sales & marketing          1,188,718      834,518     3,334,189    2,143,788
General & administrative     370,966      441,915     1,415,612    1,047,557
                        ------------  -----------  ------------  -----------
Total operating
expenses                   2,226,249    1,649,054     8,103,216    4,268,277
                        ------------   -----------  ------------  -----------
Operating income (loss)     (526,635)     459,183      (751,885)     899,887
Other income                  96,135       57,044       348,307      118,998
                        ------------  -----------   -----------  -----------
Income(loss) before
 provision for income taxes (430,500)     516,227      (403,578)   1,018,885

Provision (benefit) for
 income taxes		             (133,000)      90,475       323,706      180,953
                         -----------   ----------   -----------   ----------
Net income (loss)        $  (297,500) $   425,752   $  (727,284)   $ 837,932
                         -----------  -----------   -----------   ----------
                         -----------  -----------   -----------   ----------
Net income (loss) per
 share                   $     (0.05) $      0.08   $     (0.13)   $    0.18
                         -----------  -----------   -----------   ----------
                         -----------  -----------   -----------   ----------
Number of shares used in
computing per share
amounts (in thousands)         5,544        5,035         5,500        4,636
                         -----------  -----------   -----------   ----------
                         -----------  -----------   -----------   ----------

                             See accompanying notes

                              Euphonix, Inc.
                  Condensed Consolidated Balance Sheets

                        	             September 30,      December 31,
                                          1996               1995
                                    ----------------   ---------------
                                      (unaudited)           (note)
               ASSETS
CURRENT ASSETS:
Cash and cash equivalents          $     379,448        $    860,527
Short-term investments                 6,558,377          11,947,046
Accounts receivable, net               2,117,474           1,358,672
Inventories                            5,366,903           3,251,629
Prepaid expenses and other
 current assets                          578,568             187,840
                                  --------------      --------------
Total current assets                  15,000,770          17,605,714
Property and equipment, net            1,019,503             577,852
Deposits and other assets                868,573              95,486
                                  --------------      --------------
Total assets                        $ 16,888,846        $ 18,279,052
                                  --------------      --------------
                                  --------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank loan                 $   287,000        $       ----
Accounts payable                       1,559,864             471,321
Accrued payroll and related
 liabilities, including deferred
 salary                                  207,971             484,497
Accrued warranty                         354,242             156,398
Accrued commissions                      182,743             246,568
Current portion of capital leases         44,997                ----
Income taxes payable                        ----             366,339
Other accrued liabilities                472,538             434,899
Deferred income taxes                    129,654                ----
Customer deposits                        357,995           2,508,460
                                   -------------       --------------
Total current liabilities              3,597,004           4,668,482

LONG-TERM OBLIGATIONS:
Deferred rent                              5,813               8,632
Deferred revenue                          29,127                ----
Long-term portion of capital leases       74,867                ----

COMMITMENTS
SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value:
20,000,000 authorized shares,
5,551,658 and 5,410,284 shares
issued and outstanding in 1996 and
1995, respectively                         5,552               5,410
Additional paid-in capital            13,915,068          13,675,329
Retained earnings (deficit)             (486,585)            240,699
Deferred compensation                   (252,000)           (319,500)
                                   --------------       --------------
Total shareholders' equity            13,182,035          13,601,938
                                   --------------       --------------
Total liabilities and shareholders'
equity                              $ 16,888,846        $ 18,279,052
                                  ---------------       --------------
                                  ---------------       --------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                          See accompanying notes

                         EUPHONIX, INC.
          Condensed Consolidated Statements of Cash Flows
                          (unaudited)


                           			                  Nine Months Ended
                                                   September 30,
                                                1996        1995
                                             ----------  ------------
Operating activities
Net income (loss)                         $   (727,284)  $    837,932
Adjustments to reconcile net
income (loss) to net cash provided
by (used in) operating activities:
   Depreciation and amortization               138,688         93,452
   Amortization of technology and
   goodwill                                    153,512           ----
   Deferred compensation amortization           67,500         30,000
   Loss on disposal of fixed assets               ----         24,504
   Acquired research and development         1,445,838           ----
   Changes in operating assets and
     liabilities:
     Prepaid expenses and other
      current assets and other assets         (682,534)       (26,121)
     Accounts receivable                      (314,482)      (545,117)
     Inventory                              (1,726,606)    (1,469,091)
     Accounts payable, accrued liabilities,
      and deferred rent, and capital lease     315,123      1,486,672
    Customer deposits                       (2,150,465)       431,852
                                           ------------   ------------
Total adjustments                           (2,753,426)        26,151
                                           ------------   -------------
Net cash provided by (used in)
 operating activities                       (3,480,710)       864,083
Investing activities
Purchase of Spectral,Inc.
 net of cash  acquired                      (2,283,327)          ----
Proceeds from sales of short-term
 investment maturities                       5,388,669           ----
Purchases of short-term investments               ----     (10,460,196)
Purchase of property and equipment            (319,593)       (223,934)
                                           ------------   -------------
Net cash  provided by (used in)
 investing activities                        2,785,749     (10,684,130)
Financing activities
Principal payments under capital lease
 obligations                                   (25,999)          ----
Proceeds from sale of common stock             239,881       9,078,701
                                          ------------    -------------
Net cash provided by financing
 activities                                    213,882       9,078,701
                                          ------------    -------------
Net increase (decrease) in cash and cash
 equivalents                                  (481,079)      (741,346)
Cash and cash equivalents at
 beginning of  period                          860,527      1,718,963
                                                                                 -----------               -------------
Cash and cash equivalents at end of
  period                                    $  379,448   $    977,617
                                          ------------   -------------
                                          ------------   -------------
Supplemental disclosures of cash flow
 information
Cash paid for income taxes                  $  754,000   $     66,800


                           See accompanying notes.
                                page 5 of 18

                          EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements
                          (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

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

     The consolidated balance sheet includes the assets and liabilities of Spectral at September 30, 1996. The consolidated statement of operations includes Spectral's results of operations for the eight months ended September 30, 1996, as Spectral was acquired on February 7, 1996.

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

                         Three Months Ended          Nine Months Ended
                            September 30,               September 30,
                         1996           1995        1996             1995
                      -----------  -----------  -------------   ------------
Revenues             $ 3,561,606  $ 4,721,983   $  14,161,263   $ 11,952,173
Net (loss) income       (297,500)     354,458         607,497        771,943
Net (loss) income per
 share                     (0.05)        0.07            0.11           0.17

     In-process research and development valued at approximately
$1,446,000 as of the acquisition date is excluded from the pro forma net income for the nine months ended September 30, 1996 and 1995, as such amount represents a non-recurring charge.

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

                          EUPHONIX, INC.
    Notes to Condensed Consolidated Financial Statements - Continued

4.   Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                                      September 30,      December 31,
                                          1996               1995
                                   ----------------     ----------------
Raw materials and work-in-process    $  3,607,994        $  2,415,872
Finished goods                          1,758,909             835,757
                                   ----------------     ----------------
                                     $  5,366,903        $  3,251,629
                                   ----------------     ----------------
                                   ----------------     ----------------

5.   Income Taxes

     The Company's provision for income taxes for the nine months ended September 30, 1996 is based on the Company's estimate of the annual effective tax rate for 1996 and includes the effect of in-process research and develop-ment charges recorded in the three months ended March 31, 1996. The
Company's effective tax rate for the nine months ended September 30, 1996 was 31%, exclusive of the tax effect of in-process research and development charges.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

Results of Operations

     Net Revenues. Net revenues decreased to $3.6 million in the third quarter of 1996, from $4.1 million in the same period in 1995, represent-ing a decrease of 13.9% from the third quarter of fiscal 1995. For the first nine months of fiscal 1996, net revenues of $14.1 million increased 39.0% from the first nine months of fiscal 1995.

     The $3.6 million decrease in net revenues in the third quarter of 1996, representing a decrease of 13.9% from the third quarter of fiscal 1995, results from a slower than anticipated product penetration into the post production and broadcast markets, new competitive product offerings, and a slow down in domestic and European industry demand.

     The $4.0 million increase in sales of the Company's products for the nine months ended September 30, 1996, representing a 39.0% increase as compared to the same period in 1995, resulted from increased sales efforts, increased market acceptance and enhanced product capabilities of the Company's mixing consoles.

     Sales of the Company's products in the United States were $1.7 million and $2.8 million, comprising approximately 47.7% and 67.5% of the Company's net revenues for the third quarter of 1996 and 1995, respectively. Export sales were $1.9 million and $1.3 million, comprising approximately 52.3% and 32.5% of the Company's revenues for 1996 and 1995, respectively. Substantially all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates.

    Gross Margin. Gross margin in the third quarter of fiscal 1996 was $1.7 million, or 47.7% of net revenues, compared with $2.1 million, or 51.0% of net revenues, in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, gross margin was $7.4 million, or 52.1% of net revenues, compared with $5.2 million, or 50.9% of net revenues, for the first nine months of fiscal 1995. The decrease in gross margin for the third quarter of 1996 was due primarily to higher material procurement and manufacturing support costs in the third quarter. The increase in gross margin for the first nine months of 1996 was due primarily to material procurement and manufacturing support costs being lower, as a percentage of net revenues for the same period.

      Research and Development Expenses.    Research and development
expenses increased to $667,000 in the third quarter of fiscal 1996, an increase of 78.9% from the third quarter of fiscal 1995. For the first nine months in 1996, research and development expenses of $1.9 million increased 77.1% from $1.1 million in 1995. Research and development expenses consti-tuted 18.7%, 9.0%, 13.5% and 10.6% of net revenues in the third quarter of 1996 and 1995 and the first nine months of 1996 and 1995, respectively. The dollar increases resulted primarily from additions to the Company's engineering staff and the development of a number of product enhancements.

     In-process Technology.   In connection with the acquisition of Spectral,
Euphonix recorded a one-time charge to pre tax earnings for Spectral's in-process technology, that had not reached technological feasibility and did not have alternative future uses of $1.4 million in 1996. Excluding the one-time in-process technology charge pro forma net income for the first nine months was $718,000.

     Sales and Marketing Expenses.    Sales and marketing expenses increased
to $1.2 million in the third quarter of 1996, from $835,000 in the third quarter of 1995, representing an increase of 42.4%. For the first nine months of fiscal 1996, sales and marketing expenses of $3.3 million increased 55.5% from $2.1 million in 1995. Sales and marketing expenses constituted 33.4%, 20.2%, 23.6% and 21.1% of net revenues in the third quarter of 1996 and 1995 and the first nine months of 1996 and 1995, respectively. The dollar increase resulted primarily from investment in targeting new markets and expanding the Company's international sales and marketing presence in established, and new territories through increased advertising, trade shows, and product demonstrations.

    General and Administrative Expenses. General and administrative expenses were $371,000 in the third quarter of 1996, a decrease of 16.1% from the third quarter of 1995. This decrease is due primarily to a reduction in the Company's required bad debt reserve. For the first nine months of fiscal 1996, general and administrative expenses of $1.4 million increased 35.1% from $1.0 million in the first nine months of 1995. General and administrative expenses constituted 10.4%, 10.7%, 10.0% and 10.3% of net revenues in the third quarter of fiscal 1996 and 1995 and the first nine months of fiscal 1996 and 1995, respectively. The dollar increases were attributable primarily to staffing costs, legal, regulatory, accounting and other expenses that result from being a publicly traded company.

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

Future Operating Results

     The Company continues to make progress in the sales of audio mixing systems; however, there are a number of significant factors which the Company believes have impacted the third quarter results and are likely to continue to adversely impact the Company's fourth quarter results, these factors include a slower than anticipated product penetration into the post production and broadcast markets, new competitive product offerings, and a slow down in domestic and European industry markets.

     Euphonix is currently developing new products and product extensions to further enhance its present line. At the AES (Audio Engineering Society) conference in Los Angeles on November 8, 1996, the Company intends to unveil the CS3000 mixing system. The CS3000 will provide new features and perfor-mance to anticipate the increase in demand for multi-channel surround sound mixing, and the use of sophisticated automation. The Company expects that the CS3000 will further enhance its competitive position, however, delivery of these systems is not currently scheduled until March 1997, which the Company believes, may negatively impact fourth quarter 1996 and first quarter 1997 results.

     In 1997, the Company intends to announce products to integrate the recording, editing and mixing functions of sound production as well as digital audio processing and networking systems. The Company anticipates that these new products will help strengthen its position in the mixing and editing markets and its entrance into the random access recording market. The Company expects that its software for these products will utilize technology not previously used by the audio industry, but successfully employed by the computer industry, to allow a high degree of connectivity and integration among multiple users. The Company's planned products are also being designed to enable upgrading from the Company's present product line to allow hybrid digital and analog processing, a feature that Euphonix believes will mirror customer's requirements for sound quality as well as provide minimal conversion from one format to another. It is intended that these new digital products will also have file compatibility between editing and mixing functions, as well as high speed digital routing for simple networking of multiple systems.

     The substantial investment in these new developments may result in higher research and development expenses to be incurred over the next twelve months and therefore reduce operating profits. See "Factors Affecting Future Operating Results" for a discussion of factors that might cause results to differ materially from those included above.

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September
1995, which generated net proceeds of approximately $9.0 million.
For the first nine months ended September 30, 1996, cash, cash equivalents and short-term investments decreased by $5.9 million to approximately
$6.9 million, mainly due to the acquisition and working capital needs of Spectral. Also, during this period, working capital decreased by $1.5 million to approximately $11.4 million.

     The Company's operating activities used cash of approximately $3.5 million in the first nine months of 1996, and generated cash of $864,000 in the same period in 1995. Cash used in operating activities for the first nine months ended September 30, 1996 was comprised primarily of net loss, a decrease in customer deposits, an increase in inventory, an increase in prepaid expenses and other current assets and other assets, offset partially by an increase in accounts payable and non cash items including acquired research and development. Cash provided by operating activities for the first nine months ended September 30, 1995 was comprised primarily of net income, an increase in customer deposits, and an increase in accounts payable, offset by an increase in inventory and an increase in accounts receivable. The Company expects that its accounts receivable and inventory will continue to grow and such increases are likely to increase the Company's requirements for working capital.

     On February 7, 1996, the Company used cash to acquire Spectral, Incorporated, a Washington based company, that develops and markets PC-based digital audio workstations. The cost of the acquisition was approximately $2.3 million, which included the purchase of Spectral's stock for $1,500,000 and debt reduction of approximately $778,000.

     As of September 30, 1996, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $6.9 million, and an unsecured bank line of credit of up to $500,000. As of September 30, 1996, $287,000 of borrowings were outstanding under such line of credit.

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

      A limited number of the Company's system sales typically account for a substantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. Moreover, the Company's expense levels are based in part on its expectations of future revenue. Therefore, if revenue is below expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

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

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits.
          Exhibit 11.1 - Statement Regarding Computation of Per Share Earnings (page 17)

          Exhibit 27 - Financial Data Schedule - electronic filing only

          The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

     (b) Report on Form 8-K
          None.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Euphonix, Inc.






Date:    November 14, 1996                By:   /s/ JEFFREY A. CHEW
     ---------------------                   ------------------------------
                                             Jeffrey A. Chew, Vice President
                                             of Finance & Chief Financial
                                             Officer

EXHIBIT INDEX


Exhibit
Number    Exhibit Title

11.1      Calculation of Earnings Per Share

EXHIBIT 11.1  Statement re: Computation of Per Share Earnings (Loss)

                             		Three Months Ended      Nine Months Ended
 			                              September 30,           September 30,
			                            1996          1995       1996        1995
                            ----------    ---------  ----------  ----------
                                 (in thousands, except per share data)
PRIMARY
Weighted average common
 shares outstanding              5,544      3,042       5,500       1,801
Common equivalent shares
 attributable to convertible
 preferred stock                  ----      1,525        ----       2,273
Common equivalent shares attribu-
 table to the net effect of
 dilutive stock options based on
 the treasury stock method using
 average market price             ----        468        ----         435
Shares related to SAB No. 55,
 64 and 83                        ----       ----        ----         127
                               --------    ---------   --------    --------
Number of shares used in
 computing per share amounts     5,544       5,035       5,500      4,636
                               --------    ---------   --------    --------
                               --------    ---------   --------    --------
Net income (loss)              $  (297)     $  426     $  (727)    $  838
                               --------    ---------   --------    --------
                               --------    ---------   --------    --------
Net income (loss) per share    $ (0.05)    $  0.08     $ (0.13)    $ 0.18
                               --------    ---------   ---------   --------
                               --------    ---------   ---------   --------
FULLY DILUTED
Weighted average common
 shares outstanding              5,544       3,042       5,500      1,801
Common equivalents shares
 attributable to convertible
 preferred stock                  ----       1,525        ----      2,273
Common equivalent shares
 attributable to the net effect
 of dilutive stock options based
 on the treasury stock method
 using quarter-end price, if
 higher than average market
 price                            ----         476        ----        489
Shares related to SAB No. 55,
 64 and 83                        ----        ----        ----        127
                                -------     --------    --------   --------
Number of shares used in
 computing per share
 amounts                         5,544       5,043       5,500      4,690
                               --------     --------    --------   --------
                               --------     --------    --------   --------
Net income (loss)              $  (297)     $  426      $ (727)    $  838
                               --------     --------    --------   --------
                               --------     --------    --------   --------
Net income (loss) per share    $ (0.05)     $ 0.08      $(0.13)    $ 0.18
                               --------     --------    --------   ---------
                               --------     --------    --------   ---------