Form 10-K
period 1996-12-31
EUPHONIX INC \CA\
filed 1997-03-31
CIK 948640

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    Form 10-K
(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	        THE SECURITIES EXCHANGE ACT OF 1934.
                     For the Fiscal Year Ended December 31, 1996

OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	        THE SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from          to
                    Commission File Number 0-26516

                                   EUPHONIX, INC.
               (Exact name of Registrant as specified in its charter)

                       			California		      		      77-0189481
		          (State or other jurisdiction of			    (IRS Employer
		          incorporation or organization)			Identification Number)

                  220 Portage Avenue, Palo Alto, California  94306
            (Address of principal executive offices, including zip code)

                               (415) 855-0400
               (Registrant's telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:
                                      None
            Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997, as reported on the Nasdaq National Market, was approximately $22,968,660. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of the Registrant's Common Stock outstanding as of February 28, 1997 was 5,568,160.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be held on June 4, 1997 are incorporated by reference in
Part III of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 TABLE OF CONTENTS




		                                                                       	Page
PART 1

Item 1.	  Business.......................................................   3
Item 2.	  Properties.....................................................  20
Item 3.	  Legal Proceedings..............................................  20
Item 4.	  Submission of Matters to a Vote of Security Holders............  20

PART II

Item 5.	  Market for the Registrant's Common Equity and Related
           Stockholder Matters........................................... 	21
Item 6.	  Selected Financial Data........................................  22
Item 7.	  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 	22
Item 8.	  Financial Statements and Supplementary Data....................  28
Item 9.	  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................	46

PART III

Item 10.  Directors and Executive Officers of the Registrant.............. 47
Item 11.  Executive Compensation.......................................... 47
Item 12.  Security Ownership of Certain Beneficial Owners and Management.. 47
Item 13.  Certain Relationships and Related Transactions.................. 47

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. 48

SIGNATURES................................................................ 52

                                 PART I
                                 ------

The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results."

Item 1.   Business.

   	Euphonix, Inc.'s core business is the development, manufacture and marketing of digitally controlled audio mixing consoles for use in the production of audio content for the music, post production (film and television), broadcast, live sound reinforcement (live concerts and theater) and multimedia segments of the professional audio market. The Company is an industry leader in providing software-driven functionality that serves to automate and streamline tedious and repetitive tasks during the audio production process, while providing high quality audio and extended function-ality relative to the current industry standards. Euphonix systems have played a role in the production of major music, motion picture and television projects, including Bruce Springstein, Herbie Hancock and Babyface music productions; The Lion King, Waiting to Exhale and Crimson Tide movies; and X-Men and Entertainment Tonight television productions.

	   Mixing is one of three major functions in the audio production process; the other major functions are editing and recording. It is Euphonix's busi-ness strategy to produce products for mixing, editing and recording for high end professional use which will have the capability to be used in an integrated manner to further automate the audio production process. As part of this business strategy, Euphonix acquired Spectral Incorporated in February 1996. Spectral develops and markets PC based digital audio workstations.

 	  In March 1997, Euphonix began production deliveries of its new CS3000 mixing consoles. The CS3000 provides new features and performance to antici-pate the increase in demand for multi-channel surround sound mixing, (i.e.
DVD and SDDS formats), and the use of sophisticated automation. See "-- Products." Orders for the CS3000 were received from, among others, A&M
Studios in Los Angeles and Emmy and Oscar winning composer Hans Zimmer.

 	  The Company was incorporated in California in July 1988. The Company's principal executive offices are located at 220 Portage Avenue, Palo Alto, California 94306, and its telephone number is (415) 855-0400.

Industry Overview

   	Audio content for the entertainment industry is produced by professionals in four primary market segments: music (CD's, tapes, music for film and television), post production (sound for film and television), broadcast (sound for broadcast television), and live sound reinforcement (sound for live con-certs and theater). An emerging market requiring audio production for multi-media consumer products, such as interactive CD-ROM and games, is forming and, the Company believes, may grow in the future.

   	Mixing consoles serve as the central component of most professional audio production studios, and are used by all segments of the professional audio market throughout the production process, which process includes recording, editing and mixing. A mixing console electronically blends, routes and enhances sound from musical instruments, voices, sound effects and pre-recorded material. Mixing consoles used in each market segment during the different stages of production share a high degree of common functionality. Professional mixing consoles are used to process, combine, and reduce a large number of individual audio inputs (typically 20-100) to produce a smaller number of outputs (typically 2-8) for the audio engineer to hear or record.
Mixing consoles provide at least one fader (sliding potentiometer) to control the individual volume of each input. In addition, consoles provide processing for each input that may require anywhere from 1-40 variable controls (knobs) and 1-100 switching controls (buttons). Such controls include those for adjusting the tonal qualities of an individual channel to enhance nuances and filter out noise or correct other problems ("EQ"), enhancing, inducing or correcting volume fluctuations on individual channels ("Dynamics"), adding special effects to an individual channel such as reverberation, delay or pitch shifting ("Aux Sends") and locating each individual channel on the sound field of the final output ("Panning"). Mixing consoles used for professional appli-cations often require up to 100 faders, 4,000 knobs, and 10,000 buttons. The Company expects that as the complexity of audio production increases in all market segments, due to industry demand for higher quality and more captivating sound, the need for more and larger-scale mixing consoles will increase.

   	In order to prepare for a recording, editing or mixing session, the controls on a mixing console must be configured in such a way as to duplicate the setup from an earlier session or such controls must be reset for a new session. It is common for the duplication process to take anywhere from 10 to 30 minutes on traditional consoles because each control must be manually set by the operator. During the mixing phase of a production, it is also common for the console operator to perform many adjustments to controls so that the characteristics of each input (including voices, sound effects and musical instruments) may change over time. When the operator is required to perform multiple changes over time, or to update changes that have already been performed, it becomes highly advantageous to provide computer automation in order to capture and replay the operator's performance. However, while high-end consoles have been available with computer automated faders as an optional retrofit, the thousands of other controls on the mixing console (high-end and otherwise) traditionally have been operated manually.

   	In addition, traditional mixing consoles have required large surfaces in order to accommodate the multitude of faders, knobs and buttons. Moreover, all audio electronics necessary for operation of the console have typically been located under the large control surface because the faders, knobs and switches are mechanically coupled to the audio processing hardware. It is not uncommon to find large mixing consoles that are over 12 feet long and weigh over 1,000 pounds. Operators often have difficulty operating these traditional systems because of their size, and frequently more than one operator is required to operate the system. The size and weight of these traditional-architecture mixing consoles and their lack of modularity and upgradeability have placed restrictions on the installation, location and portability of the hardware required to record, edit and mix audio. Moreover, these traditional systems have typically been purchased with a fixed size and feature set and often require total replacement to expand the customer's capabilities.

   	To date the predominant mode of audio processing and transmission to and from a mixing console has been analog due to its simplicity, cost-effectiveness, high sound quality and the extensive analog infrastructure which currently exists in the professional audio market. Digital control/digital processing mixing consoles have been available in the marketplace for a number of years, although the Company believes that their rate of acceptance in the marketplace has been restricted due to the disadvantages generally associated with digital processing (higher complexity, higher cost, audible processing delays, and the relative lack of digital audio infrastructure products including cabling, patching, and interconnecting devices).

Euphonix Solution

   	Euphonix has developed a digitally controlled mixing console that the Company believes represents an industry breakthrough in automation of controls and processing functions, together with lower cost, upgradeable features and smaller size. The Company believes that its system provides audio performance and processing features that are equal to or better than traditional archi-tectures at a substantial reduction in price. The Euphonix system provides the benefits of digital control to the professional audio industry with the sound quality, simplicity and cost-effectiveness of analog signal processing and transmission, without requiring the industry to abandon its existing investment in analog transmission and processing infrastructure. The Company has also provided new features to mixing consoles that enable operators to perform functions that to date have been difficult to perform, as well as a dynamic hardware and software upgrade path for all of its systems that allows users to utilize new features and functions as they are released. Moreover, because the Euphonix system is modular and scaleable, it allows customers to configure the systems to meet their professional needs and financial resources, and to upgrade their systems as their needs change. In addition, the Euphonix architecture is capable of providing digital control of audio processing regardless of whether the transmission method is analog or digital. As a result, as the audio production industry increasingly adopts digital processing in the future, the Company believes that its system will be upgradeable to incorporate such technology with further product development.*

Strategy

   	The Company's goal is to become the leading provider of digitally control-led audio mixing consoles for the music, post production for film and tele-vision, broadcast, live sound reinforcement and multimedia segments of the professional audio market. The Company's strategy includes the following key elements:


Capitalize on Leading Edge Technology

   	Since its inception in 1988, the Company has dedicated itself to bringing cost-effective digital and software technology to professional audio mixing.
In 1991, the Company brought to market the first digitally controlled audio mixing console with performance the Company believes rivaled high-end products from other manufacturers at a significantly lower price. The Company's product architecture and technology have been designed to enable the profes-sional user to express more easily creative talents while reducing labor and time-intensive operations, at a more favorable price-performance ratio than existing mixing systems. Furthermore, the Company believes that its digital technology and software-based systems provide a strong foundation into which the new emerging technologies can be incorporated to meet the needs of its target market segments.

Provide Complete Scaleable Solutions

   	The Company offers modular systems that provide customers a range of functionality and flexibility, allowing them to configure the Company's systems to meet their professional needs and financial resources. A key focus of the Company's product development efforts is to maintain the soft-ware and hardware compatibility of its new products and features with its cur-rent products, enabling customers to make an initial investment in a Euphonix system, and then upgrade their system as their needs and finances permit.

-----------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discus-sion of factors that could affect future performance

Leverage Brand Name Recognition

   	The Company seeks to enhance its reputation for technical innovation, high quality and superior price-performance. To date, as a result of the Company's product architecture, customer satisfaction, excellent price-performance and significant industry visibility, the Company believes it has generated brand name recognition and loyalty, which will benefit the Company as it seeks to increase its share of its target market segments.

Increase Penetration into Other Market Segments

   	The Company seeks to leverage its success in the music market to continue to expand into complementary market segments of the professional audio market, including post production, broadcast, live sound reinforcement and multimedia. The Company believes that the key features of the Euphonix system, including its time-based automation, SnapShot Recall, flexible architecture and compact design, are well-suited to meet the needs of such complementary market seg-ments. The Company is increasing marketing efforts to aggressively target these market segments. *

Build Global Presence

   	The Company's sales strategy is to build a worldwide presence in order to address fully its target markets and to serve customers that operate on an international basis. The Company's sales outside the United States as a percentage of its net revenues were approximately 52.2%, 48.5% and 29.8%, in fiscal years 1996, 1995 and 1994, respectively. In addition to its New York, Los Angeles, Nashville and Palo Alto offices in the United States, the
Company has offices in London and Tokyo and a network of distributors outside of the United States.

Expand Product Offerings

   	The Company's goal is to leverage its reputation and substantial invest-ment in software, digital control technology, digital signal processing and distributed computer processing to develop and market new products for the professional audio market, as well as to continue focusing its product development on the modularity and upgradeability of its current products.
In the long term, the Company intends to develop, internally or through acquisitions or licensing, a range of compatible audio production products that will enable the Euphonix system to become the control center for automa-ting and streamlining significant portions of the audio production process.*

Products

	   The Company's products include its base system mixing consoles, the CS3000 and CS2000, system options and system packages configured for specific market segments, as described below.

CS3000D & CS2000D Base Systems

   	The Euphonix CS3000 and CS2000 (the "Systems") have been designed for operational speed, high sound quality and flexible configuration control and processing. System options may be factory installed or added in the field, allowing customers to tailor the product to their exact requirements and then to subsequently modify and upgrade their Systems as their needs change. The Company offers specific software features developed for indivi-dual market segments to all customers in order to ensure compatibility between

-----------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled " Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

Systems and to provide customers with the ability to change applications across market segments. The Systems can use the same version of software for various applications. The base Systems may currently be specified with hard-ware variations to accommodate differences in application of the product by the music ("D" & "M" Sytems), post production ("P" & "F" Systems), and broad-cast ("B" Systems) market segments.

   The key features and advantages of the Systems include:

     Centralized Control Panel. Mixing consoles for professional applications often require up to 100 faders, 4,000 knobs and 10,000 buttons. The Systems use a proprietary central control panel which eliminates a significant portion of these knobs and buttons by assigning multiple tasks to individual controls. The operator can therefore control a large amount of processing without moving away from the "sweet spot" (the optimal listening position).

    Centralized Graphical User Interface. The Systems incorporate a built-in, flat screen interactive color graphics monitor allowing the operator to visual-ize, set up and meter the effects that control settings have on the audio as it is being processed. A graphical representation of the assignable rotary controls for channel control, EQ, Dynamics and Aux Sends are centrally located for easy viewing capability.

    Fast Reconfiguration and Recall. Utilizing the Company's "SnapShot Recall," a user can reconfigure the Euphonix mixing console in less than one video frame (1/30th of a second) at the push of a button. This feature enables the user to save and recall console setups at any time and to move quickly between sessions or multiple projects, thereby saving significant labor time and enhancing creative potential.

    Software-Based. Because the Euphonix system is software-based, the Systems are generally easier to upgrade as compared to hardware-based systems. A Euphonix System can be upgraded by simply loading new software onto existing Euphonix hardware at the customer's location, thereby enabling installation at reduced time, cost and effort than is generally possible with hardware upgrades.

    Modularity. The modular architecture of the Company's products enables the customer to upgrade its existing System and to implement product enhance-ments. Furthermore, the Company believes that the modularity of its products enables the Company to be more efficient in manufacturing and servicing its products, as well as in designing and developing incremental improvements to its products.

    Compact Design. The console's compact design allows for easier access by users to the controls, eliminating the potential need for multiple operators. In addition, the compact design is attractive for studios with space and other environmental constraints, as well as for mobile applications, such as live concerts and sports events.

CS3000 & CS2000 Options

   	The modular form of the Euphonix CS3000 and CS2000 Systems provide customers with a range of functionality and flexibility that allows them to configure their System to meet their professional needs and financial resources and to upgrade their Systems as their needs change. Euphonix offers two primary options to increase the amount of audio processing provided by the overall System -- the Audio Cube and the Dynamics processors. The Company plans to continue developing a range of options to allow the Systems to meet the changing needs in its market segments.*

     Audio Cube. The Audio Cube is a hardware and software-based option that provides additional output capability to the base Systems. The flexible nature of the System software allows the customer to determine the feature set provided by the Audio Cube. Music applications typically require the Audio Cube to expand the base system's Aux Send capability (allowing more special effects). Post production applications require the Audio Cube to be configured as a panning and stemming device (allowing users to separate music, effects and dialog mixes with 4 or 6 channel surround sound outputs). Broadcast customers can use the Audio Cube to provide remote "mix minus" feeds to reporters and commentators through telecom or satellite links. The Audio Cube is both modular and scaleable so that it may be specified or upgraded according to the number of channels required (4-48) and the number of outputs desired for each channel (4-48).

     Dynamic Processors. This option adds Dynamics to the base System in sections of 8 channels at a time, up to 120 additional channels. Traditional high-end consoles have been marketed with Dynamics built into every channel as a standard feature. This practice has served to increase the price of a standard console and forces the customer to pay for a feature that is typically not used on every channel at the same time. By providing Dynamics as a modular option, Euphonix has helped to provide customers with a basic high-end System at a lower price with the ability to upgrade as needed.

CS3000 & CS2000 Packages

   	The Company also offers System packages configured for particular market segments, including the following:

     "M" Systems. The Company created the "M" (Music) System package to provide commercial music customers the ability to offer a consistent feature set to their clients when moving projects between different Euphonix equipped studios. The "M" System combines a base System with a package of options, including an Audio Cube configured for 12 Aux Sends, and sufficient Dynamics processors to provide one channel of processing for every channel on the base System and a digital studio control. The customer may specify that its System package include from 32 to 104 faders in 8 fader increments.

     "P" Systems. The Company created the "P" (Post Production) System package to provide the TV audio post production customer a totally automated

------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discus-sion of factors that could affect future performance.

mixing System which is easily locked to video sources. Post production facil-ities take advantage of the speed and flexibility of the "P" system's digital control technology to maximize their throughput without compromising creativity or sonic quality.

     "F" Systems. The Company has designed the "F" (Film) System package to provide multiple operator functionality as required for film dubbing applica-tions. The "F" System is designed as one, two or three "P" Systems which can be physically joined together to allow for usage by one, two or three opera-tors, with each base System component fitted with the Audio Cube option con-figured to provide 12 output channels of panning and stemming.

     "B" Systems. The Company added the "B" (Broadcast) System package to provide broadcast customers the ability to increase the quality of on-air and taped programming audio. With Euphonix digital control technology, broadcast facilities can meet the demands of multiple studios from a single audio control room. In Remote broadcasting, the compact lightweight digital control surface provides increased control in less space. Broadcast specific options such as the MX464 add GPI (programmable relay closures), listenback, multiple studio monitoring, and an input routing matrix to the base system. Redundant power supplies are available to meet the demands of live on-air broadcasting.


Proposed Products

  		In 1997, the Company intends to announce products with planned initial ship-
ments in 1998 and 1999, to integrate the recording, editing and mixing func-
tions of sound production as well as digital audio processing and networking systems.  The Company anticipates that these new products will help streng-
then its position in the mixing and editing markets and its entrance into the random access recording market.  The Company expects that its software for these products will utilize technology not widely used by the audio industry, but successfully employed by the computer industry, to allow  a high  degree of connectivity and integration among multiple users. The Company's planned products are also being designed to enable upgrading from the Company's present product line to allow  hybrid digital and analog processing, a feature that Euphonix believes will mirror customer's requirements for sound quality as well as provide minimal conversion from one format to another.  It is intended that these new digital products will also have file compatibility between editing and mixing functions, as well as high speed digital routing for simple networking of multiple systems.

Technology

   	The Company's proprietary technology is central to its product offering and its business strategy. The key elements of its technology are described below.

Digital Control of Analog Audio Processing

   	The Company utilizes an architecture that physically separates the mixing control surface from the audio processing hardware. The Company has replaced manual (mechanically coupled) control methods with digital control technology so that the audio processing hardware may be controlled remotely over a digi-tal link by the separated control surface. Because of this separation, it is possible to insert a computer in the link between the controller and the processing circuit so that audio may be manipulated either by the operator or the computer. A high degree of computer automation can then be provided with the appropriate software. The elimination of bulky and expensive mechanical controls, the ability to share digital controls for different functions and the relocation of the audio processing hardware to a separate enclosure has allowed a substantial reduction in size, weight, heat generation and cost of the console surface.

   	Traditionally, the predominant mode of audio processing and transmission has been analog due to its simplicity, cost-effectiveness, high sound quality and the extensive analog infrastructure which currently exists in the profes-sional audio market. Euphonix is a market leader in providing digital control in conjunction with analog processing and transmission. Euphonix believes that its hybrid digital control/analog processing technology has allowed the acceptance of digital control because it is compatible with potential custo-mers' existing studio design and peripheral equipment. The Euphonix archi-tecture is capable of providing digital control of audio processing regard-less of whether the transmission method is analog or digital. As a result, as the audio production industry increasingly adopts digital audio processing in the future, the Company believes that its system will be upgradeable to incorporate such technology with further product development.*

Scaleable, Distributed Computer Processing

   	The computer power required to instantly reconfigure and automate a mixing console is proportional to the console's size (number of controls per channel times the number of channels). Two approaches may be taken in order to provide adequate computer power to reset and automate a large-scale mixing console. The first is to use a large, fast and powerful central compu-ter that has sufficient capacity to manipulate all of the console's controls in the required period of time for the largest possible console. The second is to distribute the processing load over multiple processors that have suffi-cient capacity to handle their share of the processing load. Euphonix has chosen the distributed processing method because it has the added benefit to being scaleable. The Euphonix system may be configured in and upgraded to a range of sizes. Euphonix customers benefit because they only pay for computer power that is proportional to the size of their systems, yet more computer power can be added as their systems are upgraded. Because of the lighter demand placed on each individual microprocessor in a distributed system, the use of low-cost components is possible to further leverage price performance. Another benefit of the Company's distributed processing architecture is its systemwide SnapShot Recall performance within one video frame (1/30 of a second) which the Company believes is superior to competitive commercial offer-ings.

Multi-Processor Communications and Real-time Operating Systems

   	Euphonix has developed proprietary software and real-time operating system technologies for interfacing the multiple microprocessors required to support its large distributed processing system. A typical large Euphonix console will contain as many as 125 independent microprocessors of different varieties and functions all working together as one system. In addition, the Euphonix sys-tem provides interfaces to microprocessors in third-party peripheral studio equipment. This seamless networking of internal processors (Euphonix compo-nents) and external equipment (third-party digital audio workstations, tape machines and MIDI devices) provides a powerful foundation to encourage new product development by both Euphonix and third-party manufacturers.

Digital Signal Processing

   	The Company's products employ state-of-the-art digital signal processing techniques in their digital control subsystems. The Company intends to conti-nue to develop digital signal processing technology in order to improve fidel-ity, simplify interfaces and reduce costs involved with digital audio trans-mission and processing. *

Advanced User Interface Methods for Audio Processing

    Euphonix's digitally controlled system gives the user real-time feedback of the system's performance, thereby enabling the user to evaluate and improve the audio mix more effectively and efficiently. Euphonix has developed several software-based user interface methods for the professional audio market that are designed to simplify and improve the user's understanding of how the mixing console is affecting the sound. The Company's interface techniques are desig-ned to allow the operator to harness the power of digital control in a user-friendly manner. For example, graphical user interfaces are used extensively to show views of settings and parameters, enabling a "what you see is what you hear" display. Such graphical comparisons and various archival, marking and retrieval methods allow for greater operator efficiency.

-----------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

Customers

   	The Euphonix product line has been adopted by many professional audio facilities worldwide, with more than 300 Euphonix consoles currently instal-led. The following table sets forth a partial list of Euphonix customers:
-----------------------------------------------------------------------------
    CUSTOMER                  LOCATION               SAMPLE PROJECT/OTHER
-----------------------------------------------------------------------------
                                  Music
-----------------------------------------------------------------------------
A&M Recording                Los Angeles          Leading record label in USA
                                                  (new customer)

Babyface                     Los Angeles          Grammy Award "Producer of the
                                                  Year" in 1997. Various pro-
                                                  jects.

Bruce Springstein            Los Angeles          1997 Grammy  Award The Ghost
                                                  of Joad

Carter Burwell               New York             Film score for Rob Roy

Curb Records                 Nashville            Second largest Country Music
                                                  record label in the USA

Glen Ballard                 Los Angeles          Jagged Little Pill by Alanis
                                                  Morrisette

Hans Zimmer/Media Ventures   Los Angeles          Film scores for The Rock,
                                                  Crimson Tide

Herbie Hancock               Los Angeles          Album Manhattan 1997 Grammy

La Chapelle                  Belgium              Ende Neu: Einstuerzeude
                                                  Neubauten

Maruni                       Japan                Various Japanese album
                                                  projects

Sony Music                   New York             Mariah Carey's TV special
                                                  Fantasy
------------------------------------------------------------------------------
                              Post Production
------------------------------------------------------------------------------
Buzz                         Nashville            TV commercials for Pizza Hut
                                                  & Budweiser

Cinar                        Montreal             Film mixing for children's
                                                  cartoons

Crawford Post                Atlanta              TV and Film post projects

KSS                          Japan                Various Japanese TV projects

Soundtrack                   New York/Boston      Various TV commercials

National Sound               New York             TV series Spin City

Omnibus                      Japan                Various TV/Film post projects

Warner Hollywood             Los Angeles          Audio Post (Foley) on  var-
                                                  ious Films

Waves Sound Recorders        Los Angeles          Various TV commercials

Saban Entertainment          Burbank              TV series X-Men & Power
                                                  Rangers

-------------------------------------------------------------------------------
                               Broadcast
-------------------------------------------------------------------------------
CBS Sports                   USA                  Various live sporting events

China Television             People's Republic    Various TV productions
                             of China

Fox 32/WFLD-TV               Chicago              TV show Fox Thing in the
                                                  Morning

NHK                          Japan                1998 Winter Olympics in Nagano

NRK                          Norway               Music recording for radio

Paramount Television         Los Angeles          TV show Entertainment Tonight

RTBF                         Belgium              National Broadcast Centers

Seven Network                Australia            TV Broadcast of 1992 Barce-
                                                  lona Olympics
------------------------------------------------------------------------------
                         Live Sound Reinforcement
------------------------------------------------------------------------------
Lyon Opera House             France               Live sound reinforcement

San Francisco Opera          San Francisco        Live sound reinforcement
                                                  for the entire 1996 season

-------------------------------------------------------------------------------
The Gothenburg Opera House   Sweden               Live sound reinforcement

West Point Academy           West Point           Live sound reinforcement
                                                  and recording

-------------------------------------------------------------------------------
                                Multimedia
-------------------------------------------------------------------------------
Electronic Arts              Canada               Sound for multimedia games

Sega America                 San Francisco        Sound for multimedia games

7th Level                    Los Angeles          Sound for multimedia games

Square                       Tokyo                Sound for multimedia games
-------------------------------------------------------------------------------
                                  Other
------------------------------------------------------------------------------
Cal Arts                     Los Angeles          Sound recording education

China Music Conservatory     People's Republic    Music and recording education
                             of China

University of Arkansas       Little Rock          Sound recording education

Westwood One                 Los Angeles          Mobile recording
-------------------------------------------------------------------------------

Marketing

    The Company's marketing strategy has been to create awareness of its products and to differentiate its products from its competitors' products in terms of performance and cost-effectiveness. The Company participates in trade shows, direct-mail advertising and selective advertisements in industry publications. The Company believes that its high quality products, technical innovation, support and service result in significant industry awareness of its products, and numerous word of mouth referrals for its pro-ducts. The Company differentiates its products through one-on-one sessions with the key decision makers of its current and prospective customers during which the Company's trained engineers and distributors perform product demon-strations.

   	The Company has historically focused its marketing efforts primarily on the music market segment. In this segment, most of the Company's sales, to date, have been individual recording artists, composers, producers and independent record companies who purchase the Company's systems for their own professional or personal use. While the Company believes that there is contin-ued substantial opportunity growth of the Company's sales in the music segment of the market, the Company's strategy is to continue to expand into comple-mentary market segments, including post production, broadcast, live sound reinforcement and mulitmedia. The Company believes that the Euphonix system, with its flexible architecture, is well-suited to meet the needs of these customers who also seek high performance and quality at an affordable price.
To address these complementary market segments, the Company has begun to pro-duce market specific product literature, and is broadening the base of publi-cations in which it advertises, attending trade shows associated with such complementary market segments and expanding its direct mail communications. *



------------------
* This paragraph contain forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

Sales and Distribution

   	Euphonix sells its consoles through its direct sales organization in the United States, the United Kingdom and Japan, and manages a network of interna-tional distributors and representatives for sales in other countries. The Company conducts it direct sales activity in the United States primarily from its sales office in Los Angeles. The Company has also established sales offices in the major domestic entertainment centers of New York and Nashville.

   	The Company's international distributors typically cover an exclusive geographic region. Distributors generally order and purchase systems from the Company based on orders they receive for Euphonix systems. Certain of the Company's distributors provide direct customer support and installation, while the other distributors receive customer support and installation from the Company's international sales offices. Electori (a distributor) no longer accounts for 11.0% of the Company's net revenues in fiscal 1996. There were no customers who accounted for 10.0% or more of the Company's net revenues in fiscal 1996.

   	A key element of the Company's strategy is to continue to build a world-wide presence through its international sales presence and its network of distributors in order to address fully its target markets and to serve cust-omers that operate on an international basis. The Company believes that revenues from customers outside the United States will continue to account for a substantial portion of its revenues, and that it is well-positioned to expand sales of the Company's console in international markets through its international sales presence and its network of international distributors.

Customer Service and Support

   	Providing excellent customer service and support is a key element of the Company's strategy to maintain and build its reputation for high quality and enhance brand name loyalty. The Company provides service, support and training to its customers and distributors through a wide range of support services, including on-site and telephone support and training in the use of the Company's consoles. *

The Company's customer service organization provides the following services:

   	Systems Installation and Training. The Company's systems installation personnel assist customers in the configuration, installation and testing of Euphonix systems at the customer's site. The systems can usually be installed in less than one day, which the Company believes to be considerably less time than required for other manufacturers' large format consoles. The Company provides demonstration equipment for use by customers as well as prospective purchasers at each of the Company's sales offices (and those of certain distri-butors). The Company may also provide on-site training following installa-tion of its system, as well as advanced operations documentation regarding the Euphonix system.

   	Technical Support. The Company's technical support personnel provide telephone assistance to customers and distributors. These personnel assist customers in the use of their systems, and diagnose and solve technical software, hardware and application problems with the aid of self-diagnostic programs within the Euphonix system. The Company provides a one-year warranty on the Euphonix system covering defects in materials and workmanship. Such policy provides that the Company may, at its option, repair, replace or refund

------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

the full purchase price of any defective products sold to the customers. Technical support personnel maintain a supply of similar or spare modules to deliver to customers if necessary for repair, and in more complicated situations will dispatch an on-site technician to assist the customer. The Company also offers an on-line 24-hour computer bulletin board to maintain communications with its customers.

Research and Development

   	The Company's research and development strategy is to develop high-quality enhancements to its products, focusing on modularity and upgradeability of such products, as well as new products for its target market segments. The Company's research and development and engineering staff consists of 36 soft-ware, hardware engineers and technicians with technical backgrounds in computer software design, digital signal processing, analog audio processing and high speed audio communications.

   	The Company's research and development and engineering expenses for the years ended December 31, 1996, 1995 and 1994 were $2.8 million, $1.7 million, and $1.2 million, respectively.

Proprietary Rights

   	The Company generally relies on a combination of trade secrets, copyright law and trademark law, contracts and technical measures to establish and pro-tect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. The Company currently has two United
States registered trademarks, two issued United States patents and several applications for United States patents pending with respect to certain ele-ments of its hardware and software. The Company has no foreign patents nor has it filed any applications for any foreign patents.

   	The Company believes that, due to the rapid proliferation of new technolo-gies in the audio, video and general software industries, intellectual proper-ty protection of the Company's proprietary technology will be less influential on the Company's ability to compete in its target markets than the ability of the Company's research and development personnel to design products that con-tinue to address evolving customer requirements, the ability of the Company to enter new markets and the ability of Euphonix to service its customers. *

Manufacturing and Suppliers

   	The Company focuses its manufacturing efforts on producing high quality products in a cost-effective manner. The Company's manufacturing operations for mixing consoles, located in Palo Alto, consist primarily of materials and procurement management, testing and final assembly of products, quality assurance and shipping. The Company subcontracts other functions, including the production of printed circuit boards, specialized metal finishing and other subassemblies, which currently are not cost-effective for the Company to perform. The Company's systems undergo complete testing and quality inspec-tion at the board level and final assembly stages of production.

   	The Company and its manufacturing vendors are dependent upon single or limited source suppliers, such as Analog Devices, Inc. and Maxim Integrated Products, Inc., for numerous components and parts used in the Company's products. Currently, the Company uses many sole or limited source suppliers,

------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

certain of which are critical to the Company's continued uninterrupted produc-tion because they supply key components, such as integrated circuits, included in the Company's base system. Major delays or terminations in supplies of such components could significantly adversely affect the Company's timely shipment of its products, which in turn would adversely affect the Company's business and results of operations. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements for any sole-sourced components. The Company generally purchases these single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers. In addition, the availability of many components to the Company's subcontractors is dependent in part on the Company's ability to provide its subcontractors, and in turn the subcontrac-tor's ability to provide their suppliers, with accurate forecasts of their future requirements. The process of qualifying suppliers or designing out certain parts could be lengthy, and no assurance can be given that any addi-tional sources or product redesign would be available to the Company or imple-mented on a timely basis. In the past, the Company has experienced interrup-tions in the supply of certain key components from suppliers which delayed product shipments and there can be no assurance that the Company will not experience significant shortages for these components in the future. The Company does not maintain an extensive inventory of such components and any extended interruption or reduction in the future supply or increases in prices of any key components currently obtained from a single limited source sup-plier could have a material adverse effect on the Company's business and results of operations for any given period. *

  	 The manufacturing for Spectral products, which are digital audio worksta-tions for the audio recording market, is currently in the process of being transferred to the Company's headquarters in Palo Alto.

Competition

   	The markets for the Company's mixing products are intensely competitive and characterized by significant price competition. The markets for mixing consoles can be classified based on price, as follows: (1) low-end range products with prices up to $30,000; (2) mid-range products with prices from $30,000 to $100,000; and (3) high end range products with prices over $100,000. Prices for mixing consoles generally vary based on the number of channels and the processing power per channel, which directly affects the quality of the sound output of the particular mixing consoles. The Company's products compete primarily with other mixing consoles in the high end price range of the Com-pany's targeted market segments, although they may also compete with lower priced products with fewer features. Competing companies in the high-end price range include, among others, Solid State Logic, Ltd. (a wholly-owned subsidiary of Carlton Communications Ltd.), AMS Neve, GLW a.k.a. Harrison,
Amek Technology Group, plc, Sony Corporation, Calrac Ltd., and Otari Corpora-tion. In addition, the Company believes that, as technology in the profes-sional audio industry advances, prices for mixing consoles and other audio equipment, including the Company's products, will decrease, and as a result the Company's products may increasingly compete against lower priced products, as well as products in the high-end price range. There are numerous companies, in addition to those listed above, that compete in the low-end and mid-range of the professional audio market. Many of the Company's competitors are larger and have greater financial, technical, manufacturing and marketing resources, broader product offerings, more extensive distribution networks and larger in-stalled bases than the Company. A number of the Company's competitors cur-rently offer all digital mixing consoles, as well as analog control/analog

-----------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

processing mixing consoles, at least two competitors (Harrison & Calrac) cur-rently offers a hybrid digital control/analog processing mixing console, and all such competitors are likely to have additional products under development. The Company believes that companies with large installed bases, in particular, may have a competitive advantage since many potential customers in the Company's targeted markets are often reluctant to commit significant resources to replace their current products and to retrain operators to use new products despite technological advantages of such new alternative products. Certain of the Company's competitors also offer customers leasing or refinancing packages in connection with the purchase of their mixing consoles, which financing alterna-tives the Company does not generally offer. Furthermore, the Company competes with resellers of used mixing consoles and equipment who are able to sell high-end price range products at generally lower prices.*

   	The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product per-formance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, there can be no assurance that the Company will successfully differentiate its products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. Moreover, the Company's competitors may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Although the Company believes that its audio mixing console has certain technological advantages over its competitors, maintaining such advan-tages will require continued investment by the Company in research and develop-ment, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to be able to main-tain such competitive advantages. *






------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

Backlog

   	An order is booked into a backlog when a deposit or a purchase order is received from the customer or leasing agent. The Company's products are typic-ally delivered to customers two to three months after receipt of an order. However, because shipment of the product is dependent upon other customer re-quirements or changing situations, the product may not be delivered for more than a year after the receipt of the order. All orders are subject to cancella-tion or rescheduling by the customer. The Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

Employees

   	As of December 31, 1996, the Company had 107 full-time employees, 7 part-time and temporary employees and 11 consultants. Of such personnel, 36 were employed in research and development and engineering, 33 in sales, marketing and customer service, 43 in manufacturing and 13 in general management, admin-istration and finance. The Company currently intends to hire additional person-nel during the next 12 months in all of these areas. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee rela-tions to be good.

Acquisition

	   On February 7, 1996, the Company acquired Spectral, Incorporated, a Wash-
ington-based company that develops and markets PC-based digital audio worksta-
tions.  The purchase price of the acquisition was approximately $2.3 million, which consisted of the purchase of Spectral's stock for $1.5 million and debt reduction of $778,000.

                        							MANAGEMENT
Executive Officers

   	The executive and other officers of the Company and their ages as of December 31, 1996 are as follows:

       Name               Age                          Position
       ----               ---                          --------
James Dobbie 	            66       Chief Executive Officer and Chairman of
                                   the Board

Scott W. Silfvast         34       President and Director

Jeffrey A. Chew           47       Vice President of Finance and Chief
                                   Financial Officer

John A. Carey             44       Vice President of Marketing

Eric Plushner	            44       Vice President of Sales-Americas

Steve Milne               39       Vice President of Engineering


   	James Dobbie has served as Chief Executive Officer and Chairman of the Board of the Company since March 1991. From 1988 to February 1991, Mr. Dobbie was a self-employed consultant and consulted for Euphonix from November 1990 to February 1991. From 1984 to 1987, Mr. Dobbie was Chairman of the Board of Akashic Memories, a privately held supplier of high density computer disks. From 1979 to 1983, Mr. Dobbie was President of Avantek, an electronics compo-nent company.

   	Scott W. Silfvast founded the Company in July 1988. He has been a director of the Company since its inception and has served as President since March
1990. Mr. Silfvast also served as Chairman of the Board from July 1988 until February 1991. From 1983 to July 1988, he was an engineer for SRS, a measure-ment instrumentation company.

   	Jeffrey A. Chew joined the Company in June 1991 as Finance Director and has been Chief Financial Officer since January 1992 and the Vice President of Finance since December 1993. From 1987 to June 1991, he was a self-employed consultant. From 1983 to 1987, Mr. Chew served as Corporate Controller for Akashic Memories.

   	John A. Carey joined the Company as Vice President of Marketing in June 1995. From December 1993 to June 1995, he was employed by E-mu Systems Inc., a professional audio equipment company, most recently as Vice President, Market-ing and Sales, and from October 1981 to December 1993, Mr. Carey was employed by Otari Corporation, a professional audio company, most recently as Vice Presi-dent, General Manager, Audio Products Division. Prior to that time, he was employed by Westlake Audio as Sales and Design Executive from 1980 to 1981 and by Express Sound Company as Sales Manager from 1978 to 1980, both profes-sional audio equipment dealers.

   	Eric Plushner joined the Company in February 1993 as Vice President of Sales-Americas. From 1986 to February 1993, Mr. Plushner was General Manager of Siemens Audio, representing AMS/Neve Technology, a leading supplier of audio production equipment. From 1979 to 1985, he was employed by Sony Pro Audio, a supplier of audio production equipment, most recently as National Sales Manager for the Digital Audio Products Division.

   	Steve Milne joined the Company in April 1996 as Vice President of Engineer-
ing.  From 1992 to 1996, he was employed at Taligent, Inc., a software joint venture owned by International Business Machines Corporation, Hewlett-Packard
Company, and Apple Computers Inc., most recently as Director, Media Software

Development. From 1986 to 1992, Mr. Milne was an engineer and manager working on audio for Apple Computer Inc. Prior to that Mr. Milne was employed by Sydis, Inc. and Wang Laboratories, working on voice recording products.

Item 2.  Properties.

   	The Company leases approximately 30,000 square-feet space at its head-quarters located on Portage Avenue in Palo Alto, California, under leases expiring in September 2004. Activities at this facility include engineering, manufacturing, management information systems, customer service, distribution and general administration. Euphonix also leases space for its sales and service offices in Los Angeles, New York, Nashville and London, and its subsid-iaries in Seattle and Tokyo.

Item 3.  Legal Proceedings.

   	The Company is not currently involved in any material legal proceedings.

Item 4.  Submission of Matters to Vote of Security Holders.

   	Not applicable.

                                 PART II
                                 -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

   	The Company effected the initial public offering of its Common Stock on August 22, 1995, at a price to the public of $8.00 per share. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock:

Fiscal 1995                                          High                Low
-----------                                          ----                ---
Third quarter (beginning August 22, 1995)........  $ 10.00             $ 7.88
Fourth quarter...................................     9.75               7.88
Fiscal 1996
-----------
First quarter....................................    12.25               8.13
Second quarter...................................    10.75               8.00
Third quarter....................................     8.13               4.57
Fourth quarter...................................     6.13               3.50

   	As of March 10, 1997, there were approximately 99 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "EUPH".

   	The Company has not paid any cash dividends on its Common Stock and cur-rently intends to retain any future earnings for use in its business. Accord-ingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future. *

------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discussion of factors that could affect future performance.

Item 6.  Selected Financial Data.

   	The following selected financial data for the five-year period ended December 31, 1996, should be read in conjunction with the Company's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in Item 7 of this report.

                                         Year Ended December 31,
                         -----------------------------------------------------
                                    1996     1995       1994     1993    1992
                                    ----     ----       ----     ----    ----
                                       (In thousands, except per share data)
Statement of Operations Data:
  Net revenues................. $ 18,237  $ 14,681  $  8,133  $ 6,331  $ 5,185
  Gross profit.................    9,396     7,482     4,246    3,322    2,635
  Operating income (loss)......   (1,836)    1,436       416      104      154
  Net income (loss) ...........  $(1,398) $  1,346  $    472  $   163  $   222
  Net income (loss) per share(1) $ (0.25) $   0.27  $   0.12
  Shares used in per share cal-
   culations...................    5,515     4,922     4,085

                                                December 31,
                          -----------------------------------------------------
                                    1996     1995       1994      1993   1992
                                    ----     ----       ----      ----   ----
                                                   (In thousands)
Balance Sheet Data:
  Working capital............... $11,035   $12,937    $2,588    $2,256  $2,317
  Total assets..................  15,466    18,279     4,999     4,288   3,318
  Redeemable convertible
   preferred stock..............    ----      ----     2,185     2,185   2,185
  Shareholders' equity..........  12,338    13,602       964       486     322

(1)		Prior to 1994, statements of operations data omit the historical net income per share as it was not presented in the initial public offering registration statement. Pro forma net income per share is presented for 1994.
See Note 1 of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   	The Company develops, manufactures and markets digitally controlled audio mixing consoles for the use in the production of audio content for the music, post production (film and television), broadcast, live sound reinforcement
(live concerts and theater) and multimedia segments of the professional audio market. From its inception in July 1988 through 1990, the Company was princi-pally engaged in product research and development. In late 1991, the Company began shipping its first commercial product in the United States and interna-tionally. The Company has funded its growth primarily through sales of equity securities in 1991, 1995 and 1996 , and cash generated from operations in 1994 and 1995. In 1996, $2.8 million was used in the Company's operating activities. As of December 31, 1996, the Company has shipped approximately 300 of its mixing consoles worldwide.

   	The price of the Company's mixing consoles generally ranges from $100,000 to $400,000, and is often the most expensive piece of equipment in the studio. Products are typically delivered two to three months after receipt of an order. Prior to shipping a product, the Company generally requires payment of a sub-stantial portion of the purchase price, an irrevocable letter of credit or a purchase order from a third-party lessor. The Company usually relies on new orders in the same quarter to achieve its net revenues. The Company recognizes its revenues on shipment.

Annual Results of Operations

   	The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                               Year Ended December 31,
                                               -----------------------
                                              1996      1995       1994
                                              ----      ----       ----
Net revenues...............................  100.0%    100.0%     100.0%
Cost of revenues...........................   48.5      49.0       47.8
                                             -----     -----      -----
Gross margin...............................   51.5      51.0       52.2
Operating expenses:
   Research and development................   15.5      11.3       15.0
   Sales and marketing.....................   25.0      20.2       23.6
   General and administrative..............   10.7       9.7        8.5
   In-process technology...................    7.9       ---        ---
   Write off of intangibles and goodwill ..    2.4       ---        ---
                                             -----     -----      -----
       Total operating expenses............   61.5      41.2       47.1
                                             -----     -----      -----
Operating (loss) income ...................  (10.0)      9.8        5.1
Interest income, net.......................    2.6       2.1        0.8
                                             -----     -----      -----
(Loss) income before income taxes .........   (7.4)     11.9        5.9
Provision for income taxes ................    0.3       2.7        0.1
                                             -----     -----      -----
Net (loss) income .........................   (7.7)%     9.2%       5.8%
                                             -----     -----      -----

Net Revenues

   	Net revenues increased to $18.2 million in 1996, from $14.7 million in 1995 and $8.1 million in 1994, representing increases of 24.2% and 80.5%, respectively. The Company's annual increases in net revenues have resulted primarily from increased sales efforts, increased market acceptance and enhanced product capabilities of the Company's mixing consoles. In addition during 1996 the Company acquired Spectral which contributed $1.2 million or 6.6% of net revenue from the date of acquisition through December 31, 1996.

   	Sales of the Company's products in the United States were $8.7 million, $7.6 million and $5.7 million, comprising approximately 47.3%, 51.5% and 70.2% of the Company's net revenues for 1996, 1995 and 1994, respectively. Export sales were $9.5 million, $7.1 million and $2.4 million, comprising approximately 52.7%, 48.5% and 29.8% of the Company's net revenues for 1996, 1995 and 1994, respectively. In 1996 compared with 1995 new markets were entered with first time sales in Korea, Netherlands, New Zealand, Denmark, Sweden, Brazil, Argentina and South Africa. The Company believes that export sales as a percent of net revenues were low in 1994 due in part to poor econom-ic conditions in Japan and certain major European countries, as well as the lack of a significant international market presence of the Company until late 1994 and the Company's focus on the United States market. Substantially all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates.

    The Company continues to make progress in the sales of audio mixing systems; however, there were a number of significant factors which the Company believes impacted the third and fourth quarter 1996 results and may adversely impact the Company's 1997 results. These factors included a slower than antici-pated product penetration into the post production and broadcast markets, new competitive product offerings, and a slow down in domestic and European indus-try markets.

Gross Margin

   	The Company's gross margin increased to 51.5% in 1996, up from 51.0% in 1995 and down from 52.2% in 1994. The decrease in 1995 from 1994 reflected an increase in export sales, which includes greater discounts to distributors.
The increase in 1996 from 1995 was primarily attributable to lower material procurement and manufacturing support costs, as a percentage of net revenues for the same period. In addition during 1996 the Company acquired Spectral whose products have a higher gross margin percentage than the consoles.

Research and Development

   	Research and development expenses increased to $2.8 million in 1996, up from $1.7 million in 1995, and $1.2 million in 1994, representing an increase of 70.9% in 1996, and an increase of 35.4% in 1995. Research and development expenses as a percentage of net revenues increased to 15.5% in 1996, up from 11.3% in 1995, and 15.0% in 1994. The increase in research and development expenses from 1994 was primarily due to the development of a number of product enhancements and in 1996 from 1995 was primarily due to the addi-tion of Spectral, Incorporated engineering personnel.

Sales and Marketing

   	Sales and marketing expenses increased to $4.6 million in 1996, from $3.0 million in 1995, and $1.9 million in 1994, representing increases of 53.9% and 54.6%, respectively. Sales and marketing expenses also increased as a percentage of net revenues to 25.0% in 1996 from 20.2% in 1995, and from 23.6% in 1994. The increase in sales and marketing expenses as a percentage of net revenues in 1996 was primarily attributable to the addition of Spectral Incorp-orated sales and marketing personnel.

General and Administrative

   	General and administrative expenses increased to $2.0 million in 1996 from $1.4 million in 1995, and $689,000 in 1994, representing increases of 37.0% and 106.6%, respectively. General and administrative expenses as a percent of net revenues increased to 10.7% in 1996 from 9.7% in 1995, and from 8.5% in 1994, respectively. The increases in 1996 and 1995 are primarily due to increases in number of personnel and staffing costs and the addition of report-ing, legal and accounting requirements of a publicly traded company.

In-process Technology & Write off of Intangibles and Goodwill

    In connection with the acquisition of Spectral, Euphonix recorded a charge for in-process technology that had not yet reached technological feasibility and did not have alternative future uses. This one-time charge amounted to $1.4 million during the first quarter of 1996. In the fourth quarter of 1996 the unamortized capitalized technology and goodwill was charged to expense, due to new products being planned and developed which will address the high end digital audio workstation (DAW) and recorder markets that do not include Spectral's existing technology. In addition Spectral's existing technology has no alternative future uses.

Provision for Income Taxes

   	The Company's effective tax rate in 1996 was 31.0%, excluding the effects of a one time in-process technology write-off for which no tax benefit is avail-able. The Company's effective tax rates in 1995 and 1994 were 22.7% and 2.3%, respectively. The effective tax rate for 1996, 1995 and 1994 differs from the federal statutory rate of 34% primarily due to utilization of tax loss carry-forwards and the recognition of certain deferred tax assets previously subject to valuation allowance. The Company expects that its effective tax rate will be higher in future years as the amount of unrecognized deferred tax assets is reduced.

Liquidity and Capital Resources

   	The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995. For the year ended December 31, 1996, cash, cash equivalents and short-term investments decreased by $5.8 million to approximately $7.0 million. Also during this period, working capital decreased by $1.9 million to approximately $11.0 million.

   	The Company's operating activities used cash of approximately $2.8 million in 1996 and generated cash of $2.0 million in 1995 and $463,000 in 1994. Cash used in operating activities for 1996 was comprised primarily of net loss, a decrease in customer deposits, an increase in inventory, an increase in prepaid expenses and other current assets and other assets, offset partially by an increase in non cash items including acquired in-process research and write-off of intangibles and goodwill, and higher depreciation and amortization expense. The Company expects that its accounts receivable and inventory will continue to grow and such increases are likely to increase the Company's requirements for working capital. * Cash provided by operating activities for 1995 was comprised primarily of net income, an increase in accounts payable, accrued liabilities and customer deposits offset by increases in accounts receivable and inventory.

    On February 7, 1996 the Company used cash to acquire Spectral, Incorp-orated, a Washington based company, that develops and markets PC-based digi-tal audio workstations. The cost of the acquisition was approximately $2,300,000, which included the purchase of Spectral's stock for $1,500,000 and debt reduction of $778,000.

   	As of December 31, 1996, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $7.0 mil-lion, and an unsecured bank line of credit of up to $500,000. As of December
31, 1996, no borrowings were outstanding under such line of credit. The Company believes that its existing sources of liquidity, together with anticipated funds provided from operations, will be sufficient to finance its operations for at least the next 12 months.*

------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Inves-tors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 26 for a discus-sion of factors that could affect future performance.

Factors Affecting Future Operating Results

   	The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its proprietary software and hardware platform. The Company believes that sales of this system, along with enhancements thereof, will continue to constitute virtually all of the Company's revenues for the foreseeable future, with only limited sales of digital audio workstations by Spectral. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or otherwise, could have a material adverse effect on the Company's business and results of operations.

    A limited number of the Company's system sales typically account for a substantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. Moreover, the Company's expense levels are based in part on its expectations of future revenue. There-fore, if revenue is below expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activ-ity. Because the Company's operating expenses are based on anticipated reve-nue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

   	The markets for the Company's system are characterized by changing tech-nologies and new product introductions. The Company's future success will depend in part upon its continued ability to enhance its base system with features including new software and hardware add-ons and to develop or ac-quire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. The Company is currently designing and developing new products, primarily in the areas of recording, editing and mixing functions of sound production as well as digital audio processing and networking systems. The substantial investment in these new developments will result in higher research and development expenses to be incurred over the next twelve months and therefore reduce operating profits.
In addition, there can be no assurance that products or technologies dev-eloped by others will not render the Company's products or technologies non-competitive or obsolete. See "Business".

   	To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any other market seg-
ments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the
Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development (including development on a timely basis of a hybrid digital product, of which there can be no assurance) and introduction by the Company and its competitors, product performance and price, distribu-
tion, availability of lease or other financing alternatives, resale of used systems and customer support. See "Business--Competition".

   	Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the integrated circuits included in the Company's base system. Major delays or terminations in supplies of such components could have a significant adverse effect on the Company's timely shipment of its products, which in turn would adversely affect the Company's business and results of oper-ations. The Company also relies on single vendors to manufacture major subassem-blies for its products. Any extended interruption in the future supply or in-crease in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations. See "Business--Manufacturing and Suppliers".

   	In addition, as different electrical, radiation or other standards applicable to the Company's products are adopted in countries, including the United States, or groups of countries in which the Company sells its products, the failure of the Company to modify its products, if necessary, to comply with such standards would likely have an adverse effect on the Company's business and results of operations. See "Business--Sales and Distribution".

   	The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future. Any such claims could have a material adverse effect on the Company's business and results of operations. See "Business--Proprietary Rights".

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

    The Company acquired Spectral in February 1996. Sale of Spectral products for 1996 were significantly below plan and below 1995 sales levels. The year over year decrease in sales was primarily attributed to increased competition, product development delays and revamping of their distributor channels of the current digital audio workstation product line. Spectral's pre-tax operating losses for 1996 also increased significantly due primarily to lower sales volumes and increased engineering staffing costs. In 1997, sales are expected to remain near 1996 levels. In 1996, Spectral engineering, marketing and sales activities were integrated into the respective Euphonix organizations. In 1997, the Company plans to further integrate Spectral activities by the transfer of their manufacturing to Euphonix headquarters in Palo Alto, Calif-ornia.

  	 As a result of these and other factors, the Company has experienced signifi-
cant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.  See "Future Operating Results."

Item	 8.  Financial Statements and Supplementary Data

Index to Financial Statements
										                                                               Page
Report of Ernst & Young LLP, Independent Auditors ...................     29
Consolidated Balance Sheets as of December 31, 1996, and 1995 .......     30
Consolidated Statements of Operations for the years ended December
 31, 1996, 1995, and 1994 ...........................................     31
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1996, 1995 and 1994....................................     32
Consolidated Statements of Cash Flows for the years ended December
 31, 1996, 1995 and 1994.............................................     33
Notes to Consolidated Financial Statements...........................     34

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Euphonix, Inc.

We have audited the accompanying consolidated balance sheets of Euphonix, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial state-ments and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euph-onix, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP

San Jose, California
February 12, 1997

                             EUPHONIX, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                          -----------------------------------
                 ASSETS                          1996               1995
CURRENT ASSETS:
  Cash and cash equivalents............... $   1,428,095       $     860,527
  Short-term investments..................     5,591,272          11,947,046
  Accounts receivable (net of allowance
   for doubtful accounts: 1996, $119,739;
   1995, $84,820)..........................    1,626,756           1,358,672
  Inventories..............................    4,674,082           3,251,629
  Prepaid expenses and other current assets      697,064             187,840
                                           -------------       -------------
            Total current assets...........   14,017,269          17,605,714

PROPERTY AND EQUIPMENT:
  Furniture and fixtures...................      217,680             243,513
  Computer equipment and software..........    1,443,291             464,474
  Leasehold improvements...................      177,353             163,477
  Demo equipment...........................      238,443              81,524
                                           -------------       -------------
                                               2,076,767             952,988

  Accumulated depreciation and amortization      828,834             375,136
                                           -------------       -------------
                                               1,247,933             577,852
 Deposits and other assets.................      200,561              95,486
                                           -------------       -------------
            Total assets...................$  15,465,763       $  18,279,052
                                           -------------       -------------
                                           -------------       -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.........................$     736,939       $     471,321
  Accrued payroll and related liabilities,
   including deferred salary...............      515,786             484,497
  Accrued warranty.........................      382,715             156,398
  Accrued commissions......................      251,958             246,568
  Income taxes payable.....................       50,892             366,339
  Other accrued liabilities................      515,680             434,899
  Customer deposits........................      484,960           2,508,460
  Short term portion capital leases .......       43,679                 ---
                                           -------------        ------------
            Total current liabilities......    2,982,609           4,668,482

LONG-TERM OBLIGATIONS:
Long term portion capital leases ...........      65,948                 ---
Deferred rent ....... ......................       5,284               8,632
Deferred income taxes ......................      74,000                 ---
COMMITMENTS
SHAREHOLDERS' EQUITY:
 Common stock, $0.001 par value: 20,000,000
  authorized shares, 5,565,288 and 5,410,284
  shares issued and outstanding in 1996 and
  1995, respectively .......................       5,566               5,410
 Additional paid-in capital ................  13,719,069          13,675,329
 Retained earnings (deficit) ...............  (1,157,213)            240,699
 Deferred compensation .....................    (229,500)           (319,500)
                                            ------------       -------------
             Total shareholders' equity.....  12,337,922          13,601,938
                                            ------------       -------------
             Total liabilities and share-
              holders' equity ..............$ 15,465,763       $  18,279,052
                                            ------------       -------------
                                            ------------       -------------

                            See accompanying notes.

                               EUPHONIX, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Years Ended December 31,
                              -----------------------------------------------
                                     1996            1995            1994
                                     ----            ----            ----
Net revenues..................$   18,237,149  $   14,681,416   $   8,132,844
Cost of revenues..............     8,841,122       7,199,688       3,886,724
                              --------------  --------------   -------------
Gross profit..................     9,396,027       7,481,728       4,246,120
Costs and expenses:
  Research and development....     2,831,861       1,656,798       1,223,219
  Sales and marketing.........     4,563,542       2,964,539       1,917,800
  General and administrative..     1,951,450       1,424,731         689,466
  In-process technology ......     1,445,839             ---             ---
  Write off of intangibles and
   goodwill ..................       439,027             ---             ---
                              --------------  --------------   -------------
                                  11,231,719       6,046,068       3,830,485
                              --------------  --------------   -------------
Operating income (loss).......    (1,835,692)      1,435,660         415,635
Interest income...............       487,723         306,483          67,930
Other income (expense)........           ---             ---            (589)
                              --------------  --------------   -------------
                                     487,723         306,483          67,341
                              --------------  --------------   -------------
Income (loss) before income
 taxes .......................    (1,347,969)      1,742,143         482,976
Provision for income taxes....        49,943         395,949          11,000
                              --------------  --------------   -------------
Net income (loss).............$   (1,397,912) $    1,346,194   $     471,976
                              --------------  --------------   -------------
Net income (loss) per share ..$        (0.25) $         0.27
                              --------------  --------------
Number of shares used in
 computing per share amounts
 (in thousands)...............         5,515           4,922
                              --------------  --------------
Pro forma net income per share                                 $        0.12
                                                               -------------
Number of shares used in
 computing pro forma per share
 amounts (in thousands).......                                         4,085
                                                               -------------

                              See accompanying notes.

                               EUPHONIX, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Convertible Preferred Stock
                              ---------------------------------------  (Cont.)
                                      Series A         Series B
                              --------------------  -----------------
                               Shares     Amount   Shares   Amount
                               ------     ------   ------   ------
Balance at December 31, 1993.. 1,033,908 $ 1,034   590,232    $590
  Exercise of stock options...       ---     ---       ---     ---
  Net income..................       ---     ---       ---     ---
                               --------- -------  --------  ------
Balance at December 31, 1994.. 1,033,908   1,034   590,232     590
  Conversion of preferred stock
   to common stock............(1,033,908) (1,034) (590,232)   (590)
  Sale of common stock, net of
   issuance costs.............       ---     ---       ---     ---
   Exercise of stock purchase
   rights.....................       ---     ---       ---     ---
  Deferred compensation related
   to stock options...........       ---     ---       ---     ---
  Amortization of deferred
   compensation...............       ---     ---       ---     ---
  Net income .................       ---     ---       ---     ---
                              ---------- -------   --------  -----
Balance at December 31, 1995..       ---     ---       ---     ---
  Exercise of stock options...       ---     ---       ---     ---
  Amortization of deferred
   compensation...............       ---     ---       ---     ---
  Net loss....................       ---     ---       ---     ---
                              ---------- -------   --------- ------
Balance at December 31, 1996..       ---    $---       ---    $---
                              ---------- -------   --------- ------ (Cont.)
                              ---------- -------   --------- ------
(Continued)                         Additional Retained               Total
                         Common Stock Paid-In  Earnings  Deferred Shareholders'
                        Shares  Amount Capital (Deficit) Compensation Equity
                        ------  ------  ------ --------- ------------ --------
Balance at Dec. 31,
 1993.................   863,953 $864 $2,060,915 $(1,577,471)   $---  $485,932
 Exercise of stock
  options.............    59,900   60      6,150         ---     ---     6,210
 Net income...........       ---  ---        ---     471,976     ---   471,976
                       --------- ----  ---------  -----------   ----  --------
Balance at Dec. 31,
 1994.................   923,853  924  2,067,065  (1,105,495)    ---   964,118
 Conversion of preferred
 stock to common stock 2,647,397 2,647 2,184,326         ---     --- 2,185,349
 Sale of common stock
  net of issuance cost 1,288,604 1,289 8,994,970         ---     --- 8,996,259
 Exercise of stock
  options..............  520,430   520    53,998         ---     ---    54,518
 Exercise of stock
  purchase rights......   30,000    30     2,970         ---     ---     3,000
 Deferred compensation
  related to stock options   ---   ---   372,000         --- (372,000)     ---
Amortization of deferred
  compensation               ---   ---       ---         ---   52,500   52,500
Net income.............      ---   ---       ---    1,346,194    --- 1,346,194
                       --------- -----  --------   ---------- ------ ---------
Balance at December 31,
 1995..............  5,410,284  5,410 13,675,239   240,699 (319,500) 13,601,938
 Exercise of stock
  options..........    155,004    156     43,740       ---      ---      43,896
 Amortization of
  deferred compen-
  sation...........        ---    ---        ---       ---   90,000      90,000
 Net loss..........        ---    ---        --- (1,397,912)    ---  (1,397,912)
                   -----------  ----- ---------- ----------- ------- ----------
Balance at December 31,
 1996............ 5,565,288 $5,566 $13,719,069 $(1,157,213)$(229,500)$12,337,922
                 ---------- ------ ----------- ----------- --------- -----------
                 ---------- ------ ----------- ----------- --------- -----------

                                      See accompanying notes.

                             EUPHONIX, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                            -----------------------------------
                                               1996        1995       1994
                                               ----        ----       ----
Operating activities
Net (loss) income......................... $(1,397,912)  $1,346,194  $471,976
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
    Depreciation..........................     306,964      153,205   101,794
    Amortization of technology and goodwill    180,783          ---       ---
    Amortization of organization expense..       8,552          ---       ---
    Amortization of patents and trademarks       7,015        6,233       ---
    Deferred compensation amortization.....     90,000       52,500       ---
    Acquired research and development......  1,445,839          ---       ---
    Write off of intangibles and goodwill..    439,027          ---       ---
    Changes in operating assets and
     liabilities:
     Prepaid expenses, other current assets
      and other assets.....................   (614,884)    (120,685)  (61,026)
     Accounts receivable...................    176,236     (899,476)  217,199
     Inventory............................. (1,033,785)  (1,361,944) (499,372)
     Accounts payable, accrued liabilities,
       and deferred rent...................   (380,573)   1,154,712   (88,724)
     Customer deposits..................... (2,023,500)   1,672,923   321,163
                                           ------------  ----------  --------
Total adjustments.......................... (1,398,326)     657,468    (8,966)
                                           ------------  ----------  --------
Net cash provided by (used in) operating
  activities............................... (2,796,238)   2,003,662   463,010
Investing activities
Purchase of Spectral, Inc. net of cash
  acquired................................. (2,283,327)         ---       ---
Proceeds from sales of short-term
  investments..............................  6,355,774   12,279,310   678,022
Purchases of short-term investments........        ---  (23,900,398)      ---
Purchase of property and equipment.........   (716,300)    (294,787) (204,341)
                                           ------------ ------------ ---------
Net cash provided by (used in) investing
  activities...............................  3,356,147  (11,915,875)  473,681
Financing activities
Principal payments under capital lease
  obligations..............................    (36,237)         ---       ---
Proceeds from short-term borrowings........    287,000          ---    50,000
Repayment of short-term borrowings.........   (287,000)         ---   (50,000)
Proceeds from sale of common stock and
  exercise of stock options................     43,896    9,053,777     6,210
                                          ------------- ----------- ----------
Net cash provided by financing activities..      7,659    9,053,777     6,210
                                          ------------- ----------- ----------
Net increase (decrease) in cash and cash
  equivalents..............................    567,568     (858,436)  942,901
Cash and cash equivalents at beginning of
  year.....................................    860,527    1,718,963   776,062
                                          ------------- ----------- ----------
Cash and cash equivalents at end of year... $1,428,095    $860,527 $1,718,963
                                          ============= =========== ==========
Supplemental disclosures of cash flow
  information
Cash paid for income taxes.................   $894,000     $66,800       $800

Supplemental schedules of noncash investing
  and financing activities
Conversion of preferred stock to
  common stock.............................      $ ---  $4,236,347     $  ---

                             See accompanying notes.

                       							EUPHONIX, INC.
	                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Activities and Summary of Significant Accounting Policies

    	Business Activities

   	  Euphonix, Inc. (the "Company") was incorporated on July 6, 1988. The Company's core business is the development, manufacture and marketing of digitally controlled audio mixing consoles and accessories for use in the production of audio content for music, post production for film and televi-sion, broadcast, live sound reinforcement and multimedia world-wide markets.
On February 7, 1996, Euphonix acquired 100% of the stock of Spectral Incorp-orated. Spectral, a wholly owned subsidiary, develops and markets PC-based digital audio workstations.

    	Principles of Consolidation

  	   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

    	Use of Estimates

     	The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect the amounts reported in the financial statements and accom-panying notes. Actual results could differ from those estimates.

    	Cash, Cash Equivalents, and Short-Term Investments

   	  Cash equivalents consist of short-term financial instruments that are readily convertible into cash with original maturities of less then ninety days from the date of acquisition. The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value. The fair values for short-term investments are based on quoted market prices.

  	  At December 31, 1996 and 1995, the Company has classified its short term investments, which are substantially money market funds, that invest in govern-ment obligations and corporate securities, as available-for-sale, and has included them in short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, and are reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classi-fied as available-for-sale are included in investment income.

                       							EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 	  At December 31, 1996 and 1995, estimated fair value approximated cost. Realized gains for the year ended December 31, 1996 and 1995 were $28,000 and $0, respectively. Sales of short-term investments classified as available-for-sale securities for the years ended December 31, 1996 and 1995 totaled approximately $6.3 million and $12.3 million in 1996 and 1995, respectively.

  	Inventories

 	  Inventories are stated at the lower of cost (first-in, first-out) or
    market (net realizable value).	 Inventories consist of the following:


                                                   December 31,
                                         -------------------------------
                                                1996          1995
                                                ----          ----
    Raw materials.......................  $  1,983,382   $   940,765
    Work-in-process.....................       935,211     1,475,107
    Finished goods......................     1,755,489       835,757
                                          ------------   -----------
                                          $  4,674,082   $ 3,251,629
                                          ============   ===========

   Property and Equipment

 	  Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are provided on a straight-
line basis over the estimated useful life of the respective assets, generally five years or, in the case of property under capital leases, over the lesser of the useful life of the assets or lease term.

  	Revenue Recognition

 	  Revenues are recognized upon the shipment. Revenues on rental units, which have not been material, are recognized upon the invoicing of the monthly rental charges. Depreciation on rental units is charged to cost of revenues.

  	Warranty Accrual

 	  The Company provides a one-year parts and labor warranty on its products.
The Company accrues for estimated warranty costs upon shipment.

  	Advertising Costs

    The Company expenses advertising costs as incurred. Advertising expense was approximately $293,000, $216,000 and $188,000 in 1996, 1995 and 1994,
respectively.

  	Net Income (Loss) Per Share

 	  Net loss per share for 1996 is computed using the weighted average number of shares of common stock outstanding.  Net income per share for 1995 is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock

                        						EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the August 1995 initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

   	Pro Forma Net Income Per Share

  	  Pro forma net income per share was computed as described above and also gave effect to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method). Pro forma net income per share is presented for 1994.

   	Concentration of Credit Risk

  	  The Company sells mainly to end-users and distributors. The Company performs ongoing credit evaluations of its customers and, prior to shipping a product, required payment of a substantial portion of the purchase price, an irrevocable letter of credit, or a purchase order from a third-party lessor on the majority of orders. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

2.  Line of Credit

 	  The Company has a line of credit with a bank that provides for borrowings not to exceed $500,000. The agreement contains covenants that require the
Company to maintain certain financial ratios, yearly profitability, and levels of net worth.  Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at
December 31, 1996. The line of credit terminates upon a thirty-day written notification by either party.

3.  Commitments

    The Company leases its main facility, located in Palo Alto, California, under a noncancelable operating lease that expires in 2004. The lease contains provisions for rental adjustments and requires the Company to pay property

                              EUPHONIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

taxes, insurance, property and normal maintenance costs. The Company has an option to continue to lease on a month-to-month basis upon the expiration of the noncancelable lease.

	   The Company also leases space for its sales office in Los Angeles, Nash-
ville, New York, and London under noncancelable operating leases that expire
September 30, 1998, August 31, 1998, August 31, 1999, and August 31, 1999,
respectively.

   	The future minimum lease payments under operating leases are as follows:


                                                December 31,
                                                   1996
                                                   ----
            1997.............................   $  439,218
            1998.............................      423,830
            1999.............................      432,136
            2000.............................      608,712
            2001.............................      608,712
            Thereafter.......................    1,826,136
                                                ----------
            Total minimum payments...........   $4,338,744
                                                ==========

   	Rental expense was approximately $410,000, $282,000 and $218,000 in 1996, 1995 and 1994, respectively.

4.  Obligations Under Capital Leases

      In conjunction with the acquisition of Spectral, the Company assumed certain capital lease obligations of its wholly owned subsidiary. Obligations under capital leases represent the present value of future payments under the equipment lease agreements.

                                                       December 31,
                                                           1996
                                                           ----
Property, plant and equipment under capital leases ... $  202,606
Accumulated Amortization .............................   (116,521)
                                                       ----------
Net property, plant and equipment under capital leases $   86,085
                                                       ==========

                             EUPHONIX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



Future minimum payments under capital leases consist of the following at December 31, 1996:

             Fiscal year ending December 31:
                1997 .......................................  $   57,207
                1998 .......................................      42,271
                1999 .......................................      31,664
                2000 .......................................       2,362
                                                              ----------
             Total minimum lease payments ..................     133,504
             Amount representing interest ..................      23,877
                                                              ----------
             Present value of net minimum lease payments ...     109,627
             Less current portion ..........................      43,679
                                                              ----------
             Long-term portion .............................  $   65,948
                                                              ==========

5.  Shareholders' Equity

     	Public Offering

    	  In August and September 1995, the Company sold a total of 1,288,604 shares of common stock at $8.00 per share through its initial public offering. The net proceeds (after underwriters' commissions and fees and other costs associated with the offering) totaled approximately $8,996,000. In connection with the offering, all convertible preferred stock totaling 2,647,397 shares with an aggregate paid-in value of approximately $4,036,000 were converted into 2,647,397 shares of common stock of the Company.

Stock Based Compensation

   	   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying
Stock on the date of grant, no compensation is recognized.

   	1990 Stock Plan

  	  The 1990 Stock Plan (the "1990 Plan") provides for the grant of incen-tive stock options to employees of the Company and nonstatutory stock options and stock purchase rights to employees and consultants of the Company.

                             EUPHONIX, INC.
			    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company has authorized 2,042,281 shares of common stock for issuance under the 1990 Plan. Options issued under the 1990 Plan are exercisable upon vesting, which generally occurs at the rate of one-fifth of the shares one year follow-ing the date of grant or hire, with one-sixtieth of the shares vesting each month thereafter.

    	1995 Performance Based Stock Option Plan

    	  The 1995 Performance Based Stock Option Plan (the "1995 Plan") provides for the grant of incentive stock options to employees of the Company and nonstatutory options to employees and consultants of the Company. A total of 50,000 shares of common stock has been reserved for issuance under the 1995
Plan. To date, each option granted under the 1995 Plan vests at the rate of one-third of the shares one year following the vesting commencement date, with one thirty-sixth of the shares vesting each month thereafter.

     1995 New Director Option Plan

    	  The 1995 New Director Option Plan (the "Directors' Plan") authorizes the Company to issue nonstatutory stock options to purchase up to 50,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the grant date. The Directors' Plan provides that each person who becomes a member of the Board of Directors after the effective date of the Directors' Plan shall be automatically granted an option to purchase 10,000 shares. Additionally, each such outside director shall be automatically granted an option to purchase 2,000 shares on the date of each annual shareholders' meeting provided he is an outside director as of the date of such meeting and is reelected to the Board of Directors at such meeting. One-fourth of the shares of Common Stock subject to the First
Option and each Annual Option shall vest one year after the date of grant, with one-fourth vesting each anniversary thereafter.

    On October 27, 1996, the Company was authorized to exchange stock options granted under these plans and having an exercise price greater than $5.375 for options with an exercise price of $5.375 (the fair market value of the Company's stock on October 27, 1996). A total of 382,732 stock option shares were repriced.

                              EUPHONIX, INC.
		    	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

A summary of the Company's stock option activity, is as  follows:

                                                          Weighted
                                       Number of          Average
                                        Shares            Exercise
                                      Outstanding          Price
        -------------------------------------------------------------
        Balance at December 31, 1993    760,000            $0.11
         Granted ...................     79,000             0.20
         Exercised .................    (59,900)            0.10
         Canceled ..................    (13,600)            0.17
                                       ---------
        Balance at December 31, 1994    765,500             0.12
         Granted ...................    221,850             2.90
         Exercised .................   (520,430)            0.10
         Canceled ..................    (29,450)            2.95
                                       ---------
        Balance at December 31, 1995    437,470             1.49
         Granted ...................    540,750             5.37
         Exercised .................   (155,004)            0.33
         Canceled ..................   (168,874)            4.54
                                       ---------
        Balance at December 31, 1996    654,342            $4.08
                                       =========

The following table summarizes information about stock options outstanding at December 31, 1996:

                      Options Outstanding              Options Exercisable
              ---------------------------------------------------------------
                      Number of   Weighted              Number of
Range of Exercise      Shares     Average    Weighted     Shares   Weighted
   Prices           Outstanding   Remaining   Average  Outstanding  Average
                                 Contractual  Exercise              Exercise
                                    Life       Price                 Price
              ----------------------------------------------------------------
$0.10-$0.15          48,703          6.0       $0.14      25,576      $0.13
$0.20-$1.25          49,657          7.7       $0.35       9,674      $0.43
$3.00-$4.00         149,500          8.4       $3.05      34,585      $3.06
$4.687-$5.375       406,482          9.2       $5.37      83,592      $5.37
                -----------                              -------
Total               654,342                    $4.08     153,427      $3.66
                ===========                              =======

                                EUPHONIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	   Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value method. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option pricing model. The minimum value method differs from the Black-Scholes option pricing model because it does not consider the effect of expected volatility. The following weighted average assumptions were used for 1996 and 1995, respectively: risk-free interest rates of 6.17% and 6.26%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 65.0%; and a weighted average expected life of the option of 6 years.

	   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restric-tions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Com-pany's pro forma information follows:

                                         1996              1995
                                         ----              ----
Pro forma net income (loss)....... $  (1,587,035)     $  1,346,194
Pro forma net income (loss) per
 share............................ $       (0.29)     $       0.27


    The weighted-average grant-date fair value of options granted during the year ended December 31, 1996 and 1995 were $3.36 and $1.10, respectively. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998. The effects on pro forma disclosures of applying FAS 123 are not like-ly to be representative of the effects on pro forma disclosures in future years.

                              EUPHONIX, INC.
          NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS--(Continued)

	Deferred Compensation

 	  For certain options granted, the Company recognized $372,000 as deferred compensation for the excess of the deemed value at the grant date for account-ing purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deemed value for accounting purposes represents fair value at the date of grant. The deferred compensation expense is amortized ratably over the vesting period of the options into expense. For the year ended December 31, 1996, $90,000 was charged to opera-tions.

6.  Income Taxes

  	  The provision for income taxes consists of the following:

                                      Years Ended December 31,
                                   -----------------------------
                                    1996        1995       1994
                                    ----        ----       ----
     Federal:
       Current..................  $226,943    $450,949   $ 2,000
       Deferred.................  (183,000)   (105,000)      ---
                                  ---------   ---------  -------
                                    43,943     345,949     2,000
                                  ---------   ---------  -------
     State:
       Current..................     7,000      50,000     9,000
       Deferred.................    (1,000)        ---       ---
                                  ---------   ---------  -------
                                     6,000      50,000     9,000
                                  ---------   ---------  -------
     Total......................   $49,943    $395,949  $ 11,000
                                  =========   ========= ========

                               EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	   A reconciliation of the provision for income taxes at the federal statu-
tory rate to the provision for income taxes at the effective tax rate is as follows:

                                        Years Ended December 31,
                                ---------------------------------------------
                                      1996           1995          1994
                                      ----           ----          ----
Income taxes computed at the
  federal statutory rate.......    $(458,000)      $593,000     $ 164,000
Operating losses, utilized.....          ---       (117,000)     (166,000)
In process R&D charge .........      492,000            ---           ---
Valuation of temporary
  differences..................      (31,000)      (215,000)          ---
State taxes, net of federal
  benefit......................        4,000         33,000         9,000
Other individually immaterial
  items........................       42,943        101,949         4,000
                                  -----------      --------      ---------
Provision for income taxes.....    $  49,943       $395,949      $ 11,000
                                  ===========      ========      =========

	   Significant components of the Company's deferred tax assets are as follows:

                       								                       December 31,
                                                ------------------------
                                                    1996         1995
Deferred tax assets:                                ----         ----
  Net operating loss carryforwards............  $     ---     $     ---
  Research and development credit carry-
    forwards..................................        ---         25,000
  Accruals and reserves not deductible for
    tax.......................................    385,000        347,000
  Capitalized research and development costs..        ---         27,000
                                                ---------        --------
Total deferred tax assets.....................  $ 385,000     $  399,000
Valuation allowance for deferred tax asset....    (63,000)      (294,000)
                                                ---------       ---------
Net deferred tax assets.......................  $ 322,000     $  105,000
                                                =========     ===========

The valuation allowance decreased by $332,000 in 1995.

7.  Industry and Geographic Information

	   The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales organ-
izations and through distributors. Export sales represented 52.7%, 48.5%, and
29.8% of net revenues for the years ended December 31, 1996, 1995, and 1994, respectively.

8.  Concentration of Other Risks

     Products

   	  The Company has derived substantially all of its revenues to date from sales of its digitally controlled audio mixing console system. The Company expects that its ability to maintain or expand its current levels of revenues and profits in the future will depend upon, among other things, its success in enhancing its base system with features including new software and hardware add-ons and developing and marketing new products and features which meet new market demands and changing customer requirements on a timely basis.

                              EUPHONIX, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Markets

	   The markets for the Company's products are characterized by rapidly chang-
ing technologies, significant price competition and frequent new product intro-
ductions. The Company believes that it must continue to gain market share in the music market. If, in the future, there should be a downturn in the music market, the Company's business could be materially and adversely affected.

	Inventories

	   The Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. Actual demand will inevit-
ably differ from such anticipated demand, and such differences may have a mater-
ial effect on the financial statements.

	Customers

 	  The Company markets and sells its products primarily to a broad base of customers comprised of end-users and distributors. No one end-user or distri-butor constituted 10% or more of net revenues in 1996.

	Export Sales

	   The Company derives more than half of its net revenues from export sales.
None of the Company's export sales were denominated in foreign currencies.

	Materials

	   Currently, the Company uses many sole or limited source suppliers, cer-tain of which are critical to integrated circuits included in the Company's base system. If there were to be major delays or terminations in supplies of such components, the Company could experience a delay in the shipment of its products, which could have a materially adverse affect on its financial state-ments.

9.  Benefit Plans

    	Defined Contribution Plan

   	  The Company has an employee 410(k) salary deferral plan (the "Plan") that allows voluntary contributions by all full-time U.S. employees. Eligible employees may contribute from 1% to 20% of their respective compensation. The Company does not contribute to the Plan.

     	Bonus Plans

   	   Bonus expense incurred was $194,000, $317,000 and $56,000 for 1996, 1995, and 1994, respectively.

10.	Acquisition

		  On February 7, 1996 the Company acquired Spectral, Incorporated, who de-
velops and markets PC-based digital audio workstations. The cost of the acquis-
ition was approximately $2.3 million, which included the purchase of Spectral's stock for $1,500,000 and debt reduction of $778,000. In 1995, Spectral's net revenues and net loss were approximately $2.3 million and $435,000, respec-
tively.

                               EUPHONIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    Legal, accounting and appraisal costs related to the transaction were approximately $50,000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess of the total acquisition cost over the fair value of assets acquired was approx-imately $758,000 and was allocated, based on values determined by an indepen-dent appraisal, to existing technology which had reached technological feasibility and in process research and development.

    To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficul-ties and uncertainties in completing the project and thereby achieving technolo-gical feasibility, and risks related to the viability of and potential changes to future target markets. This analysis resulted in a value of approximately $1,446,000 being assigned to technology in the development stage that had not yet reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $1,446,000 of technology in the development stage was expensed.

 	  To determine the value of the existing technology, the expected future cash flows of each existing technology product were discounted taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis the existing technology, which had reached technological feasibility, was assigned a value of approximately $435,000, and capitalized. The unamortized capitalized technology and goodwill was charged to expense in the fourth quarter of 1996, due to new products being planned and developed which will address the high end digital audio worksta-tion (DAW) and recorder markets that do not include Spectral's existing tech-nology. In addition Spectral's existing technology has no alternative future uses.

    In processs research and development valued at approximately $1,446,000 as of the acquisition date was charged to expense in the first quarter 1996, and $439,000, net of $116,000 of taxes was charged to expense in the fourth quarter, but are excluded from the pro forma net income for the year ended December 31, 1996 and 1995 as such amounts represent non-recurring charges.

    The unaudited pro forma combined results of operations that follow assume that the acquisition had occurred at January 1, 1995. In addition to combining the historical results of operations of the two companies, the pro forma calculations exclude the in-process technology charge and the write-off of intangibles and goodwill and include adjustments for the estimated effect on the Company's historical results of operations for the loss of interest income as a result of making the acquisition. The following pro forma information is not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results:

                Year Ended December 31,              1996           1995
                -----------------------------------------------------------
                Revenues........................$  18,348,149  $  16,965,074
                Net income .....................      371,088        796,554
                Net income  per share...........         0.07           0.15
                ------------------------------------------------------------

                                  EUPHONIX, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    	Not applicable.

                                 PART III

 	  Certain information by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorpo-rated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant.

       (a) Executive Officers -- See the section entitled "Management-- Executive Officers" in Part I, Item 1 hereof.

       (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

Item 11.  Executive Compensation.

   	The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   	The information requested by this Item is incorporated by reference to the section entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

   	The information requested by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                 PART IV
                                 -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.

  	(a)  1.  List of Financial Statement Schedules

            The following financial statements of Euphonix, Inc., are included in Item 8:

            Consolidated Balance Sheets as of December 31, 1996 and 1995

            Consolidated Statements of Operations for the three years in the period ended December 31, 1996

            Consolidated Statements of Shareholders' Equity for the three years in the period ended December 31, 1996

            Consolidated Statements of Cash Flows for the three years in the period ended December 31, 1996

            Notes to Consolidated Financial Statements

  	     2.  Supplemental Schedules

            The following financial statement schedule of Euphonix, Inc. is filed as part of this annual report, and should be read in conjunc-tion with the financial statements of Euphonix, Inc.:

            Schedule II Valuation and qualifying accounts

   	Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the finan-cial statements or notes thereto.

                               SCHEDULE II

                    VALUATION AND QUALIFYING ACCOUNTS

                                         Charged
                           Balance at    to Costs                   Balance
                           Beginning       and                     at End of
     Descriptions          of Period     Expenses    Deduction(1)   Period
     ------------          ---------     --------    ------------  ---------
Year Ended December 31, 1994
 Allowance for Doubtful
  Accounts................. $ 45,670     $     ---    $   (19,670)  $  26,000
Year Ended December 31, 1995
 Allowance for Doubtful
  Accounts ................ $ 26,000     $  61,436    $    (2,616)  $  84,820
Year Ended December 31, 1996
 Allowance for Doubtful
  Accounts ................ $ 84,820     $  34,919    $      ----   $ 119,739
____________________
(1)  Charges for uncollectible accounts, net of recoveries

3.  Exhibits.
Exhibit
Number    Description of Document
------    -----------------------
3.1(1)		 Amended and Restated Articles of Incorporation of the Registrant.
3.2(1)		 Bylaws of the Registrant.
10.1(1)		Form of indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)		1990 Stock Plan and forms of stock option agreement thereunder.
10.3(1)		1995 Performance Based Stock Option Plan and form of stock option agreement thereunder.
10.4(1)		1995 New Director Option Plan and form of stock option agreement there-
         under.
10.5(1)		Modification Agreement dated November 6, 1991, among the Registrant and certain shareholders of the Registrant.
10.6(1)		Credit Agreement dated September 30, 1994 between the Registrant and
         Bank of the West, as	amended.
10.7(1)		Lease Agreement dated December 31, 1990, as amended May 14, 1993, by and between the Registrant and El Camino Center.
10.8(1)		Memorandum dated February 9, 1995 from the Compensation committee of the Board of Directors of the Registrant to James Dobbie, the Regis-
         trant's Chief Executive Officer and Chairman of the Board, describing the 1995 Bonus Plan for Mr. Dobbie.
10.9(1)		Memorandum dated February 9, 1995 from James Dobbie to Scott Silfvast, the Registrant's President, describing the 1995 Bonus Plan for Mr.
         Silfvast.
10.10(1)	Memorandum dated February 9, 1995 from James Dobbie to Jeff Chew, the
         Registrant's Vice President of Finance, Chief Financial Officer and
         Director of Operations, describing the 1995 Bonus Plan for Mr. Chew.
10.11(2)	Agreement and Plan of Reorganization dated January 15, 1996 by and
         among the registrant,	Spectral, Incorporated, Euphonix Acquisition
         Corporation and certain shareholders of Spectral, Incorporated.
11.1			  Calculation of Earnings Per Share
23.1			  Consent of Ernst & Young LLP, Independent Auditors
23.2			  Consent of Counsel
24.1			  Power of Attorney
27.1			  Financial Data Schedule



________________________________
(1)	Incorporated by reference to the exhibit filed with the Company's Registra-
tion Statement on Form SB-2 (File No. 33-94898-LA), effective August 21, 1995, and the Company's Registration Statement on  Form S-8, effective December 9,
1996.

	(b)  Reports on Form 8-K.
	      None.
	(c)  Exhibits.
       See (a) above.
	(d)  Financial Statement Schedules.
       See (a) above.

(2)  	Incorporated by reference to the exhibit filed with the Company's current report on Form 8-K dated February 7, 1996.

                             EUPHONIX, INC.

Exhibit 11.1  Statement re: Computation of Per Share Earnings

                                                  Years Ended December 31,
                                               1996       1995      1994(1)
                                               ----       ----      -------
                                             (in thousands, except per share
                                              data)
Primary

 Weighted average common shares outstanding..   5,515       2,702        914
 Common equivalent shares attributable to
  convertible preferred stock................     ---       1,705      2,647
 Common equivalent shares attributable to the
  net effect of dilutive stock options based
  on the treasury stock method using
  average market price.......................     ---         420        334
Shares related to SAB No. 55, 64 and 83......     ---          95        190
                                               -------     ------     ------
Number of shares used in computing
 per share amounts...........................   5,515       4,922      4,085
                                               =======     =======    =======
Net (loss) income............................ $(1,398)    $ 1,346     $  472
                                               =======     =======    ======
Net (loss) earnings per share................  $(0.25)    $  0.27     $ 0.12
                                               =======     =======    ======

Fully Diluted

 Weighted average common shares outstanding..   5,515       2,702        914
 Common equivalent shares attributable to
  convertible preferred stock................     ---       1,705      2,647
 Common equivalent shares attributable to the
  net effect of dilutive stock options based
  on the treasury stock method using the
  year-end market price, if higher than
  average market price.......................     ---         461        334
 Shares related to SAB No. 55, 64 and 83.....     ---          95        190
                                              -------      -------     ------
 Number of shares used in computing
  per share amounts..........................   5,515       4,963      4,085
                                               =======     =======     ======
 Net (loss) income........................... $(1,398)   $  1,346     $  472
                                               =======     =======     ======
 Net (loss) earnings per share...............  $(0.25)   $   0.27     $ 0.12
                                               =======     =======     ======
(1)		Pro forma net income per share is presented for 1994.

                                SIGNATURES

   	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 28th day of March, 1997.

                         						EUPHONIX, INC.

                 					By       /s/   JAMES DOBBIE
                        -------------------------------
	                                James Dobbie
					                Chief Executive Officer and Chairman


                             POWER OF ATTORNEY

   	KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James Dobbie and Jeffrey A. Chew, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and
Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

   	Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capaci-ties and on the date indicated:

          Signature                      Title                     Date
          ---------                      -----                     ----
  /s/     JAMES DOBBIE       Director, Chief Executive Officer  March 28, 1997
---------------------------- (Principal Executive Officer)
          James Dobbie
 /s/    JEFFREY A. CHEW      Chief Financial Officer (Principal
---------------------------- Financial and Accounting Officer)  March 28, 1997
       Jeffrey A. Chew
 /s/    SCOTT W. SILFVAST    Director, President                March 28, 1997
----------------------------
       Scott W. Silfvast
 /s/    MILTON M.T. CHANG    Director                           March 28, 1997
----------------------------
   Milton M.T. Chang, Ph.D.
 /s/    ROBERT F. KUHLING    Director                           March 28, 1997
----------------------------
        Robert F. Kuhling
 /s/    GUY PAUL NOHRA       Director                           March 28, 1997
----------------------------
        Guy Paul Nohra
/s/   YESHWANT KAMATH        Director                           March 28, 1997
----------------------------
      Yeshwant Kamath