Form 10-Q
period 1997-03-31
EUPHONIX INC \CA\
filed 1997-05-15
CIK 948640

____________________________________________________________________________
_____________________________________________________________________________
             UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q
(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
               QUARTERLY PERIOD ENDED MARCH 31, 1997

OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                TRANSITION PERIOD FROM __________ TO ___________

                     Commission File Number 0-26516

                               EUPHONIX, INC.
           (Exact name of registrant as specified in its chapter)

      	California				                             			77-0189481
       ----------                                    ----------
(State or other jurisdiction of				       	       (I.R.S. Employer
incorporation or organization)			       	        Identification No.)

                  220 Portage Avenue, Palo Alto, CA 94306
                  ---------------------------------------
                (Address of principal executives, zip code)

                               (415) 855-0400
           (Registrant's telephone number, including area code)

     	Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 		Yes     X             		No
                       ----------             ----------


The number of shares outstanding of the registrant's common stock as of March 31, 1997 was 5,567,788 ($.001 par value).

                              EUPHONIX, INC.

                                FORM 10-Q
                            TABLE OF CONTENTS


                                                           											Page
PART I.	FINANCIAL INFORMATION                                         ----

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Statements of Income for the
  three months ended March 31, 1997 and 1996.............................3

Condensed Consolidated Balance Sheets as of
  March 31, 1997 and December 31, 1996...................................4

Condensed Consolidated Statements of Cash Flows
  for the three months ended March 31, 1997 and 1996.....................5

Notes to Condensed Consolidated Financial Statements
  as of and for the three months ended March 31, 1997....................6

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.....................................8


PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K................................12

Signatures..............................................................13

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                              Euphonix, Inc.
               Condensed Consolidated Statements of Operations
                               (unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                      1997            1996
                                                  -----------      -----------
Nets revenues..................................   $ 4,957,917      $ 5,018,001
Cost of sales..................................     2,527,716        2,376,916
                                                  -----------      -----------
Gross profit...................................     2,430,201        2,641,085

Operating expenses:
  Research & development.......................       929,860          591,426
  In-process technology........................          ----        1,445,839
  Sales & marketing............................     1,224,868          942,958
  General & administrative.....................       544,885          480,518
                                                  -----------      -----------
Total operating expenses.......................     2,699,613        3,460,741
                                                  -----------      -----------

Operating loss.................................      (269,412)        (819,656)
Other income...................................        75,452          108,817
                                                  -----------      -----------
Loss before provision (benefit) for
   income taxes................................      (193,960)        (710,839)

Tax provision (benefit)........................       (59,713)         228,000
                                                  -----------      -----------
Net loss.......................................   $  (134,247)     $  (938,839)
                                                  ===========      ===========

Net loss per share.............................   $     (0.02)     $     (0.17)
                                                  ===========      ===========
Number of shares used in computing
   per share amounts (in thousands)............         5,567            5,432
                                                  ===========      ===========


                               See accompanying notes

                                  Euphonix, Inc.
                      Condensed Consolidated Balance Sheets

	                                          					March 31,	        December 31,
						                                            1997            			 1996
                                             -------------      --------------
                                              (unaudited)           (note)
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................  $     893,491      $   1,428,095
  Short-term investments...................      5,800,858          5,591,272
  Accounts receivable, net.................      2,731,694          1,626,756
  Inventories..............................      5,033,384          4,674,082
  Prepaid expenses and other current assets        665,416            697,064
                                             -------------      -------------
Total current assets.......................     15,124,843         14,017,269
Property and equipment, net................      1,379,441          1,247,933
Deposits and other assets..................        142,065            200,561
                                             -------------      -------------
Total assets...............................  $  16,646,349      $  15,465,763
                                             =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.........................  $   1,313,870      $     736,939
  Accrued payroll and related liabilities,.
    including deferred salary..............        475,469            515,786
  Accrued warranty.........................        398,270            382,715
  Accrued commissions......................        206,473            251,958
  Income taxes payable.....................         58,716             50,892
  Other accrued liabilities................        929,165            515,680
  Customer deposits........................        860,289            484,960
  Short term portion capital leases........         32,838             43,679
                                             -------------       ------------
Total current liabilities..................      4,275,090          2,982,609

Long term portion capital leases...........         65,948             65,948
Deferred Rent..............................          4,755              5,284
Deferred income taxes......................         74,000             74,000
COMMITMENTS
SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value:
    2,000,000 authorized shares, none
    issued and outstanding.................            ---                ---
  Common stock, $0.001 par value: 20,000,000
    authorized shares, 5,567,788 and
    5,565,288 shares issued and outstanding
    in 1997 and 1996, respectively.........          5,568              5,566
  Additional paid-in capital...............     13,719,447         13,719,069
  Retained earnings (deficit)..............     (1,291,459)        (1,157,213)
  Deferred compensation....................       (207,000)          (229,500)
                                             -------------       ------------
Total shareholders' equity.................     12,226,556         12,337,922
                                             -------------       ------------
Total liabilities and shareholders' equity.   $ 16,646,349       $ 15,465,763
                                             =============       ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See notes to condensed financial statements.

                            See accompanying notes

                                  Euphonix, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


						                                     	        Three Months Ended
							                                                  March 31,
							                                       1997                    1996
                                        ---------------        ---------------
Operating activities
Net income (loss).....................   $     (134,247)        $     (938,839)
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
 Depreciation..........................         101,200                 55,428
 Amortization of organization expense..           2,333                   ----
 Amortization of patents, trademarks,..
  and copyrights.......................           1,885                   ----
 Amortization of technology and goodwill           ----                 39,260
 Deferred compensation amortization....          22,500                 22,500
 Acquired research and development.....            ----              1,445,838
 Changes in operating assets and liabilities:
    Prepaid expenses and other current
     assets and other assets...........          85,926               (146,165)
    Accounts receivable................      (1,104,938)               115,760
    Inventories........................        (359,302)              (307,247)
    Accounts payable, accrued
     liabilities, and deferred rent....         927,465                492,448
    Customer deposits..................         375,329             (1,228,922)
                                            -----------          -------------
Total adjustments......................          52,398                488,900
                                            -----------          -------------
Net used in operating activities.......         (81,849)              (449,939)
Investing activities
Purchase of Spectral, Inc. net of cash
 acquired..............................            ----             (2,283,327)
Proceeds from sales of short-term
 investment maturities.................       1,044,889              4,550,791
Purchases of short-term investments....      (1,254,475)            (2,200,268)
Purchase of property and equipment.....        (232,708)              (107,917)
                                            -----------          -------------
Net cash used in investing activities..        (442,294)               (40,721)
Financing activities
Principal payments under capital lease
 obligations...........................         (10,841)                (3,698)
Proceeds from sale of common stock.....             380                 20,388
                                            -----------          -------------
Net cash provided by financing activities       (10,461)                16,690
                                            -----------          -------------
Net decrease in cash and cash equivalents      (534,604)              (473,970)
Cash and cash equivalents at beginning of
 period.................................      1,428,095                860,527
                                            -----------          -------------
Cash and cash equivalents at end of period $    893,491           $    386,557
                                            ===========          =============

Supplemental disclosures of cash flow
 information
Cash paid for income taxes..............   $       ----          $     431,000



                                See accompanying note

                                EUPHONIX, INC.
                Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  	Basis of Presentation

    	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

    	For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  	Business Activities

    	Euphonix, Inc. (the "Company") was incorporated on July 6, 1988. The Company's core business is the development, manufacture and marketing of dig-itally controlled audio mixing consoles and accessories for use in the produc-tion of audio content for music, post production for film and television, broadcast, live sound reinforcement and multimedia world-wide markets. On February 7, 1996, Euphonix acquired 100% of the stock of Spectral Incorporated. Spectral, a wholly owned subsidiary, develops and markets PC-based digital audio workstations. On March 1, 1997 the Company's new subsidiary company, Euphonix, Japan, began operations. Euphonix, Japan will include sales and marketing, customer service, technical support and finance functions.

3.  	Net Loss per Share

    	Net loss per share is based upon the weighted average number of shares of common stock outstanding during the period.

    	In February 1997, the Financial Accounting Standards Board issued "State-ment of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for cal-culating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.

                                EUPHONIX, INC.
         Notes to Condensed Consolidated Financial Statements - Continued

4.  	Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                            						    March 31,	           December 31,
						                                  1997                   1996
                                  ----------------       ----------------

              Raw materials....     $  1,829,557           $  1,983,382
              Work-in-process..        1,447,483                935,211
              Finished goods...        1,756,344              1,755,489
                                    ------------           ------------
                                    $  5,033,384           $  4,674,082
                                    ============           ============

5.   Income Taxes

    	The Company's provision for income taxes for the three months ended March 31, 1997 is based on the Company's estimate of the annual effective tax rate for 1997. The Company's effective tax rate for the three months ended March 31, 1997 was a benefit of 31%. The recognition of this tax benefit is dependent upon the generation of future taxable income sufficient to realize the Company's deferred tax assets. The amount of the deferred tax assets considered realiz-able, however, could be reduced in the near term if estimates of future tax-able income are reduced.

6.   Preferred Stock

     In July 1995, the Board of Directors amended, and the shareholders subse-quently approved, the Company's Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to deter-mine the rights, preferences, privileges, and restrictions granted to and im-posed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's shareholders.

7.   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Results of Operations

     	Net Revenues. Net revenues were $4.96 million for the first quarter of 1997, which was 1.2% below first quarter 1996 revenues of $5.02 million. The Company's decrease in net revenues resulted primarily from reduced European sales.

     	Sales of the Company's products in the United States for the first quarter of 1997 and 1996 were $2.5 million and $2.4 million, respectively, comprising approximately 51.0% and 48.0% of the Company's net revenues for the first quarter of 1997 and 1996, respectively. Export sales were $2.4 million and $2.6 million for the same periods, comprising approximately 49.0% and 52.0% of the Company's revenues for the first quarter of 1997 and 1996, respectively. The Company believes that export sales as a percent of net revenues decreased in the first quarter of 1997 due to fewer sales in European countries, as compared to the first quarter of 1996. Substantially all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates.

    	Gross Margin. The Company's gross margin decreased to 49.0% in the first quarter of 1997, down from 52.6% in 1996. The decrease in the first quarter of 1997 from the first quarter of 1996 was primarily attributable to pre-production costs related to the introduction of the Company's new CS3000 mixing consoles.

    	Research and Development Expenses. Research and development expenses increased to $930,000 in the first quarter of 1997, up from $591,400 in the first quarter of 1996, representing an increase of 57.2% in 1997. Research and development expenses as a percentage of net revenues increased to 18.8% in the first quarter of 1997, up from 11.8% in the first quarter of 1996. The increase in research and development expenses in the first quarter of 1997 from the first quarter of 1996 was primarily due to new product development costs which included the new CS3000 mixing console, and personnel costs.

	    Sales and Marketing Expenses.  Sales and marketing expenses increased to
$1.2 million in the first quarter of 1997, from $943,000 in the first quarter of 1996, representing an increase of 29.9%. Sales and marketing expenses increased as a percentage of net revenues to 24.7% in the first quarter of 1997 from 18.8% in the first quarter of 1996. The increase in sales and marketing expenses in the first quarter of 1997 from the same period in 1996 was attri-
butable to increases in advertising costs and additions to the sales and market-
ing staff.

    	General and Administrative Expenses. General and administrative expenses increased to $545,000 in the first quarter of 1997 from $481,000 in the first quarter of 1996, representing an increase of 13.4%. General and administrative expenses as a percent of net revenues increased to 11.0% in the first quarter of 1997 from 9.6% in the first quarter of 1996. The increase in the first quar-ter of 1997 is primarily due to increases in insurance and personnel staffing costs.

    	Provision for Income Taxes. The Company's effective tax rate is 31% in 1997. The Company's effective tax rate was 31% in 1996, before the effect of certain non-deductible merger related charges. The effective tax rate for the first quarter of 1997 and 1996 differs from the federal statutory rate of 34% primarily due to the recognition of certain deferred tax assets. The Company expects that its effective tax rate will be higher in future years as the amount of unrecognized deferred tax assets is reduced.

Liquidity and Capital Resources

    	The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995, which generated net pro-ceeds of approximately $9.3 million. For the first quarter ended March 31, 1997, cash, cash equivalents and short-term investments decreased by $325,000 to approximately $6.7 million, mainly due to the operating cash requirements of its digital audio workstation subsidiary, Spectral Incorporated. Also, during this period, working capital decreased by $185,000 to approximately $10.8 million.

    	The Company's operating activities used cash of approximately $93,000 and $450,000 in the first quarter of 1997 and 1996, respectively. Cash used in operating activities for 1997 was comprised primarily an increase in inventory, and in accounts receivable offset partially by an increase in accounts payable and customer deposits. Cash used in operating activities for 1996 was comprised primarily of net loss, a decrease in customer deposits and an increase in inven-tory, offset partially by a decrease in accounts receivable and an increase in accounts payable.

     	As of March 31, 1997, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $6.7 million, and an unsecured bank line of credit of up to $500,000. As of March 31, 1997, no borrowings were outstanding under such line of credit.

Newly Issued Financial Reporting Pronouncements

     	In February 1997, the Financial Accounting Standards Board issued "State-ment of Financial Accounting Standards ("SFAS") 128, Earnings per Share." The new standard revises the disclosure requirements of earnings per share, simpli-fies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS 128 will be effective for the Company for the year ending December 31, 1997. The Company has not deter-mined the impact that adopting SFAS 128 will have on its financial statements.

Factors Affecting Future Operating Results

   		The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its proprietary software and hardware platform.  The Company believes that sales of this system, along with enhancements thereof, will continue to constitute virtually all of the Company's revenues for the foreseeable future, notwith-
standing sale of digital audio workstations sold by Spectral. Accordingly, any factor adversely affecting the Company's base system, whether technical, compe-
titive or otherwise, could have a material adverse effect on the Company's business and results of operations.

    		A limited number of the Company's system sales typically account for a substantial percentage of the Company's quarterly revenue because of the rela-
tively high average sales price of such systems. The Company believes that it is more difficult to secure orders in the summer months, which may in turn adversely affect the Company's revenues. Moreover, the Company's expense levels are based in part on its expectations of future revenue. Therefore, if revenue is below expectations, the Company's operating results are likely to be adverse-
ly affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the
Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operat-
ing results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

   		The markets for the Company's system are characterized by changing tech-
nologies and new product introductions.  The Company's future success will depend in part upon its continued ability to enhance its base system with fea-
tures including new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. In addition, there can be no assurance that products or technologies developed by others will not render the
Company's products or technologies non-competitive or obsolete.

   		To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any other market segments. The
Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition.
The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product perfor-
mance and price, distribution, availability of lease or other financing alter-
natives, resale of used systems and customer support.

		   Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the integrated circuits included in the Company's base system. Major delays or terminations in supplies of such components could have a significant adverse effect on the Company's timely shipment of its products, which in turn would adversely affect the Company's business and results of oper-
ations. The Company also relies on single vendors to manufacture major subassem-
blies for its products. Any extended interruption in the future supply or increase in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations.

   		In addition, as different electrical, radiation or other standards applic-
able to the Company's products are adopted in countries, including the United
States, or groups of countries in which the Company sells its products, the failure of the Company to modify its products, if necessary, to comply with such standards would likely have an adverse effect on the Company's business and results of operations.

   		The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Companys intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future.
Any such claims could have a material adverse effect on the Company's business and results of operations.

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

   		As a result of these and other factors, the Company has experienced signi-
ficant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings:    Not applicable

Item 2:  Changes In Securities:    Not applicable

Item 3:  Defaults Upon Senior Securities:    Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders:    Not applicable

Item 5:  Other Information:	  Not applicable

Item 6:  Exhibits and Reports on Form 8-K/A

         (a) Exhibits.
		               Exhibit 11.1 - Statement Regarding Computation of Per Share
                 Earnings (page 15)

		               The exhibits listed on the accompanying index immediately
                 following the signature page are filed as part of this report.

        	(b) Reports on Form 8-K
		               None.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Euphonix, Inc.








Date:    	May 14,  1997                  		By: /s/ JEFFREY A. CHEW
		   ------------------------------            -------------------------------
                                               Jeffrey A. Chew, Vice President
		                                             of Finance, Chief Financial
                                               Officer

EXHIBIT INDEX


Exhibit
Number	             Exhibit Title
-------             -------------

11.1			Calculation of Earnings Per Share

EXHIBIT 11.1  Statement re: Computation of Per Share Earnings (Loss)


                                                   Three Months Ended
                                                         March 31,
                                                  1997              1996
                                              ------------      ------------
                                          (in thousands, except per share data)
PRIMARY
Weighted average common shares outstanding..        5,567              5,432
Common equivalent shares attributable to
  convertible preferred stock...............          ---                ---
Common equivalent shares attributable to the
  net effect of dilutive stock options based
  on the treasury stock method using average
  market price...............................         ---                ---
Shares related to SAB No. 55, 64 and 83......         ---                ---
                                                ---------          ---------
Number of shares used in computing per share
 amounts.....................................       5,567              5,432
                                                =========          =========
Net (loss) income............................  $    (134)         $    (939)
                                                =========          =========
Net (loss) income per share..................  $   (0.02)         $   (0.17)
                                                =========          =========

FULLY DILUTED
Weighted average common shares outstanding...      5,567              5,432
Common equivalents shares attributable to
  convertible preferred stock................        ---                ---
Common equivalent shares attributable to the
  net effect of dilutive stock options based
  on the treasury stock method using quarter-
  end (year-end) price, if higher than aver-
  age market price...........................        ---                ---
Shares related to SAB No. 55, 64 and 83......        ---                ---
                                                --------           --------
Number of shares used in computing per share
  amounts....................................      5,567              5,432
                                                ========           ========
Net (loss) income............................  $    (134)         $    (939)
                                                ========           ========
Net (loss) income per share..................  $   (0.02)         $   (0.17)
                                                ========           ========
