Form 10-Q
period 1997-06-30
EUPHONIX INC \CA\
filed 1997-08-14
CIK 948640

__________________________________________________________________
__________________________________________________________________
         UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                220 Portage Avenue, Palo Alto, CA 94306
              (Address of principal executives, zip code)

                            (650) 855-0400
           (Registrant's telephone number, including area code)

     	Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  			Yes         X        		No
                            ----------         -----------


The number of shares outstanding of the registrant's common stock as of June 30, 1997 was 5,570,761 ($.001 par value).

                             EUPHONIX, INC.

                               FORM 10-Q
                           TABLE OF CONTENTS


								                    	                                            Page
PART I.	FINANCIAL INFORMATION                                            ----

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations for the
  three and six months ended June 30, 1997 and 1996.........................3

Condensed Consolidated Balance Sheets as of
  June 30, 1997 and December 31, 1996.......................................4

Condensed Consolidated Statements of Cash Flows
  for the three and six months ended June 30, 1997 and 1996.................5

Notes to Condensed Consolidated Financial Statements
  as of and for the six months ended June 30, 1997..........................6

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations........................................8


PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K...................................12

Signature..................................................................13

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

                             Euphonix, Inc.
             Condensed Consolidated Statements of Operations
                              (unaudited)




                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                            1997         1996            1997        1996
                          --------     --------        --------    --------
Nets revenues........ $  4,486,020  $   5,525,109  $   9,443,937 $  10,543,110
Cost of sales........    2,382,183      2,514,477      4,909,899     4,891,393
                      ------------  -------------  -------------  ------------
Gross profit.........    2,103,837      3,010,632      4,534,038     5,651,717

Operating expenses:
 Research & development    885,819        649,585      1,815,679     1,241,011
 In-process technology        ----           ----           ----     1,445,839
 Sales & marketing....   1,280,799      1,202,513      2,505,667     2,145,471
 General & administrative  675,231        564,128      1,220,116     1,044,646
                       -----------   ------------   ------------  ------------
Total operating expenses 2,841,849      2,416,226      5,541,462     5,876,967
                       -----------   ------------   ------------  ------------

Operating (loss) income   (738,012)       594,406     (1,007,424)     (225,250)
Other income...........     85,662        143,355        161,114       252,172
                       -----------   ------------   ------------  ------------
 (Loss) income before
  provision for income
  taxes................   (652,350)       737,761       (846,310)       26,922

Tax provision..........     59,713        228,706           ----       456,706
                       -----------   ------------   ------------  ------------
Net (loss) income....  $  (712,063)  $    509,055  $    (846,310) $   (429,784)
                       ===========   ============   ============  ============

Net (loss) income per
 share ............... $     (0.13)  $       0.09  $       (0.15) $      (0.08)
                       ===========   ============   ============  ============
Number of shares used
 in computing per share
 amounts (in thousands)      5,569          5,767           5,568        5,479
                       ===========   ============   ============= ============


                                 See accompanying notes

                                   Euphonix, Inc.
                      Condensed Consolidated Balance Sheets

                                       						 June 30,	       December 31,
						                                          1997          			 1996
                                           -------------      ------------
                                            (unaudited)          (note)
                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............  $      721,819      $   1,428,095
  Short-term investments................       4,999,658          5,591,272
  Accounts receivable, net..............       1,847,166          1,626,756
  Inventories...........................       5,863,756          4,674,082
  Prepaid expenses and other current assets      619,642            697,064
                                           -------------      -------------
Total current assets.....................     14,052,041         14,017,269
Property and equipment, net..............      1,315,510          1,247,933
Deposits and other assets................        184,145            200,561
                                           -------------      -------------
Total assets.............................  $  15,551,696      $  15,465,763
                                           =============      =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable........................  $   1,763,813      $     736,939
 Accrued payroll and related liabilities,
  including deferred salary..............        365,506            515,786
 Accrued warranty........................        382,984            382,715
 Accrued commissions.....................        161,309            251,958
 Income taxes payable....................         97,902             50,892
 Other accrued liabilities...............        624,092            515,680
 Customer deposits.......................        453,492            484,960
 Short term portion capital leases.......         21,585             43,679
                                           -------------      -------------
Total current liabilities................      3,870,683          2,982,609

Long term portion capital leases.........         65,947             65,948
Deferred rent............................          4,227              5,284
Deferred income taxes....................         74,000             74,000
COMMITMENTS
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value: 2,000,000
    authorized shares, none issued and
    outstanding...........................          ----               ----
 Common stock, $0.001 par value:
  20,000,000 authorized  shares, 5,570,761
  and 5,565,288 shares issued  and outstanding
  in 1997 and 1996, respectively..........         5,571               5,566
 Additional paid-in capital...............    13,719,914          13,719,069
 Accumulated deficit......................    (2,004,146)         (1,157,213)
 Deferred compensation....................      (184,500)           (229,500)
                                           --------------     --------------
Total shareholders' equity................    11,536,839          12,337,922
                                           --------------     --------------
Total liabilities and shareholders' equity $  15,551,696      $   15,465,763
                                           ==============     ==============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See notes to condensed financial statements.

                               	See accompanying notes

                                     Euphonix, Inc.
                    Condensed Consolidated Statements of Cash Flows
                                     (unaudited)

<CAPTION
                                                      Six Months Ended
							                                                   June 30,
							                                           1997                1996
                                              -------------       ------------
Operating activities
Net loss.................................... $   (846,310)       $   (429,784)
Adjustments to reconcile net loss to net cash
used in operating activities:
 Depreciation................................     182,340             198,621
 Amortization of organization expense........       4,666                ----
 Amortization of patents, trademarks, and
  copyrights.................................       3,770                ----
 Amortization of technology and goodwill.....        ----              94,962
 Deferred compensation amortization..........      45,000              45,000
 Acquired research and development...........        ----           1,445,838
 Changes in operating assets and liabilities:
  Prepaid expenses and other current assets
   and other assets..........................      85,402            (232,198)
  Accounts receivable........................    (220,410)            (45,981)
  Inventories................................  (1,189,674)         (1,032,526)
  Accounts payable, accrued liabilities, and
   deferred rent.............................     940,579             307,387
  Customer deposits..........................     (31,468)         (2,087,832)
                                             -------------        ------------
Total adjustments............................    (179,795)         (1,306,729)
                                             -------------        ------------
Net cash used in operating activities........  (1,026,105)         (1,736,513)
Investing activities
Purchase of Spectral, Inc. net of cash acquired      ----          (2,283,327)
Proceeds from sales of short-term investment
 maturities...................................  1,845,466           5,801,625
Purchases of short-term investments........... (1,254,475)         (2,200,268)
Purchase of property and equipment............   (249,917)           (370,259)
                                             -------------       ------------
Net cash provided by investing activities.....    341,074             947,771
Financing activities
Principal payments under capital lease
 obligations..................................    (22,095)            (15,059)
Proceeds from sale of common stock............        850             171,305
                                             ------------        ------------
Net cash provided by (used in) financing
 activities...................................    (21,245)            156,246
                                             ------------        ------------
Net decrease in cash and cash equivalents.....   (706,276)           (632,496)
Cash and cash equivalents at beginning of
 period.......................................  1,428,095             860,527
                                             ------------        ------------
Cash and cash equivalents at end of period...$    721,819        $    228,031
                                             ============        ============
Supplemental disclosures of cash flow information
Cash paid for income taxes...................$       ----        $    925,790


                                 See accompanying note

                                    EUPHONIX, INC.
                Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


1.  	    Basis of Presentation

        	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjust-
ments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-
month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

         For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1996.

2.	      Business Activities

        	Euphonix, Inc. (the "Company") was incorporated on July 6, 1988.  The
Company's core business is the development, manufacture and marketing of digit-
ally controlled audio mixing consoles and accessories for use in the production of audio content for music, post production for film and television, broadcast, live sound reinforcement and multimedia world-wide markets.  On February 7,
1996, Euphonix acquired 100% of the stock of Spectral Incorporated.  Spectral, a wholly owned subsidiary, develops and markets PC-based digital audio worksta-
tions.  On March 1, 1997, Euphonix, Japan, a wholly owned subsidiary began oper-
ations.  Euphonix, Japan will include sales and marketing, customer service, technical support and finance functions.

3.	      Net (Loss) income per share

        	Net loss per share is based upon the weighted average number of common stock outstanding during the period.  Common equivalent shares from options have been included in the computation when dilutive.

        	In February 1997, the Financial Accounting Standards Board Issued Statement No. 128, Earnings per Share, which is required to be adopted on Decem-ber 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilu-tive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the second quarter and six months ended June 30, 1997 and June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for the second quarter and six months ended June 30, 1997 is also not expected to be material.

                                   EUPHONIX, INC.
             Notes to Condensed Consolidated Financial Statements - Continued

4.	      Inventories

         Inventories are stated at the lower cost (first-in, first-out) or mar-ket (net realizable value). Inventories consist of the following:

                                        			 June 30,              December 31,
 						                                       1997                    1996
                                         ------------            -------------
              Raw materials..............$  1,695,782             $  1,983,382
              Work-in-process............   1,407,666                  935,211
              Finished goods.............   2,760,308                1,755,489
                                         ------------             ------------
                                         $  5,863,756             $  4,674,082
                                         ============             ============

5.   	   Income Taxes

         The Company's provision for income taxes for the six months ended June 30, 1997 is based on the Company's estimate of the annual effective tax rate for 1997. The Company's effective tax rate for the six months ended June 30, 1997 was 0%. The Company's effective tax rate was 31% in 1996, before the effect of certain non-deductible merger related charges. The effective tax rate for the second quarter of 1997 differs from the federal statutory rate due to the limit-ations on recognition of deferred tax assets imposed by "Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes". The effective tax rate for the second quarter of 1996 differs from the federal statutory rate of 34% primarily due to the recognition of certain deferred tax assets based on available carry-back potential.

6.       Preferred Stock

         In July 1995, the Board of Directors amended, and the shareholders subsequently approved, the Company's Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's shareholders.

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

Results of Operations

  	      Net Revenues. Net revenues were $4.5 million for the second quarter of 1997, which was 18.8% below second quarter 1996 revenues of $5.5 million. For the first six months of fiscal 1997, net revenues of $9.4 million decreased
10.4% from $10.5 million from the first six months of 1996. The Company's decrease in net revenues resulted primarily from reduced European sales. Sub-stantially all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates.

	        Domestic sales of the Company's products for the second quarter of 1997 and 1996 were $3.3 million and $2.4 million, respectively, comprising approx-
imately 72.6% and 43.3% of the Company's net revenues for the second quarter of
1997 and 1996, respectively.  Domestic sales were $5.8 million and $4.8 million comprising approximately 61.3% and 45.5% of the Company's net revenues for the first six months of 1997 and 1996, respectively. Export sales were $1.2 million and $3.1 million comprising approximately 27.4% and 56.7% of the Company's revenues for the second quarter of 1997 and 1996, respectively. Export sales were $3.7 million and $5.7 million comprising approximately 38.7% and 54.5% of the Company's revenues for the first six months of 1997 and 1996, respectively.
The Company believes that export sales as a percent of net revenues decreased in the first six months of 1997 due to fewer sales in European countries, as compared to the first six months of 1996.

	        Gross Margin.  The Company's gross margin decreased to 46.9% in the second quarter of 1997, down from 54.5% in 1996. For the first six months of fiscal 1997, gross margin was $4.5 million, or 48% of net revenues, compared with $5.7 million , or 53.6% of net revenues, for the first six months of fiscal
1996. The decrease in the second quarter and six months of 1997 from the second quarter and six months of 1996 was primarily attributable to an increase in inventory reserves and pre-production costs related to the introduction of the
Company's new CS3000 mixing consoles.  Margins are expected to increase going forward as the Company gains efficiencies through volume production of the new product.

	        Research and Development Expenses.  Research and development expenses increased to $886,000 in the second quarter of 1997, up from $650,000 in the second quarter of 1996, representing an increase of 36.4% in 1997.  For the first six months in 1997, research and development expenses of $1.8 million increased 46.3% from $1.2 million in 1996.  Research and development expenses constituted 19.7%, 11.8%, 19.2%, and 11.8% of net revenues in the second quarter of 1997 and 1996 and the first six months of 1997 and 1996, respectively.  The increases resulted primarily from new product development costs primarily related to new generation products, and additional personnel.

	        Sales and Marketing Expenses.  Sales and marketing expenses increased to $1.3 million in the second quarter of 1997, from $1.2 million in the second quarter of 1996, representing an increase of 6.5%. For the first six months of fiscal 1997, sales and marketing expenses of $2.5 million increased 16.8% from
$2.1 million in 1996.  Sales and marketing expenses constituted 28.6%, 21.8%,

26.5%, and 20.3% of net revenues in the second quarter of 1997 and 1996 and the first six months of 1997 and 1996, respectively. The increases resulted primarily from investment in targeting new markets and expanding the Company's international sales and marketing presence in established, and new territories through increased advertising, trade shows, and product demonstrations.

	        General and Administrative Expenses. General and administrative expenses increased to $675,000 in the second quarter of 1997 from $564,000 in the second quarter of 1996, representing an increase of 19.7%. For the first six months of fiscal 1997, general and administrative expenses of $1.2 million increased 16.8% from $1.0 million in the first six months of 1996. General and administrative expenses constituted 15.0%, 10.2%, 12.9%, and 9.9% of net reve-nues in the second quarter of fiscal 1997 and 1996 and the first six months of fiscal 1997 and 1996, respectively. The increases were mostly attributable to increases in bad debt reserves.

	        Provision for Income Taxes.  The Company's effective tax rate is 9% in
1997.  The Company's effective tax rate was 31% in 1996, before the effect of certain non-deductible merger related charges.  The effective tax rate for the second quarter of 1997 and 1996 differs from the federal statutory rate of 34%
primarily due to the recognition of certain deferred tax assets. The Company expects that its effective tax rate will be higher in future years as the amount of unrecognized deferred tax assets is reduced.

Liquidity and Capital Resources

	        The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995, which generated net proceeds of approximately $9.3 million. For the six months ended June 30,
1997, cash, cash equivalents and short-term investments decreased by $1.3 mil-
lion to approximately $5.7 million, mainly due to the operating cash require-
ments of its digital audio workstation subsidiary, Spectral Incorporated, and lower than anticipated sales in general. Also, during this period, working capital decreased by $853,000 to approximately $10.2 million.

	        The Company's operating activities used cash of approximately $1.0 million and $1.7 million for the six months ended June 30, 1997 and 1996, respectively. Cash used in operating activities for 1997 was comprised primar-ily of net loss, an increase in inventory and accounts receivable, offset par-tially by an increase in accounts payable. Cash used in operating activities for 1996 was comprised primarily of net loss, a decrease in customer deposits and an increase in inventory, offset partially by an increase in accounts pay-able.

	        As of June 30, 1997, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $5.7 million, and an unsecured bank line of credit of up to $500,000. As of June 30, 1997, no borrowings were outstanding under such line of credit and the Company was in compliance with debt covenants.

Factors Affecting Future Operating Results

		       The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its proprietary software and hardware platform.  The Company believes that sales of this system, along with enhancements thereof, will continue to constitute virtually all of the Company's revenues for the foreseeable future, notwith-
standing sale of digital audio workstations sold by Spectral. Accordingly, any factor adversely affecting the Company's base system, whether technical, compet-
itive or otherwise, could have a material adverse effect on the Company's business and results of operations.

		       A limited number of the Company's system sales typically account for a substantial percentage of the Company's quarterly revenue because of the rela-
tively high average sales price of such systems. The Company believes that it is more difficult to secure orders in the summer months, which may in turn adverse-
ly affect the Company's revenues. Moreover, the Company's expense levels are based in part on its expectations of future revenue. Therefore, if revenue is below expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, indus-
try trade shows, seasonal customer buying patterns, changes in product develop-
ment and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percent-
age of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

		       The markets for the Company's system are characterized by changing technologies and new product introductions.  The Company's future success will depend in part upon its continued ability to enhance its base system with features, including new software and hardware add-ons, and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

		       To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any other market segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support.

		       Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the integrated circuits included in the
Company's base system. Major delays or terminations in supplies of such com-
ponents could have a significant adverse effect on the Company's timely ship-
ment of its products, which in turn would adversely affect the Company's busi-
ness and results of operations. The Company also relies on single vendors to manufacture major subassemblies for its products. Any extended interruption in the future supply or increase in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations.

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

		       The Company generally relies on a combination of trade secret, copy-
right law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the
Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-
party claims alleging infringement will not be asserted against the Company in the future. Any such claims could have a material adverse effect on the
Company's business and results of operations.

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

		       As a result of these and other factors, the Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitabil-
ity or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II.  OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders:

		      The Company's Annual Meeting of Shareholders was held on June 26, 1997.
The results of the voting were as follows:

        Proposal 1:     Election of the Board of Directors of the Company.

                	Nominee			                 Votes For	      Votes Withheld
                 -------                    ---------       --------------

                	Robert F. Kuhling, Jr.    		4,571,954		         33,897
	                Guy Paul Nohra			           4,571,754		         34,097
	                Scott W. Silvast			         4,264,616		        341,235

        Proposal 2:	     Ratification of Ernst & Young LLP as the Company's
                         independent auditors for the fiscal year ending December 31, 1997.

                                 				Votes For:		      4,586,389
				                                 Votes Against:		     16,012
				                                 Votes Abstaining:	    3,450


Item 6:  Exhibits and Reports on Form 8-K/A
         ----------------------------------

         (a) Exhibits.
		               Exhibit 11.1 - Statement Regarding Computation of Per Share
                                Earnings (page 14)

		               Exhibit 27 - Financial Data Schedule (page 15)

		               The exhibits listed on the accompanying index immediately
                 following the signature page are filed as part of this report.

         (b) Reports on Form 8-K
		              None.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Euphonix, Inc.






Date:   August 14, 1997            			By: /s/    BARRY L. MARGERUM
     ---------------------               -------------------------------
		                                       Barry L. Margerum, Chief Executive
		                                       Officer, President

EXHIBIT INDEX


Exhibit
Number	      Exhibit Title
------       -------------

11.1 Calculation of Earnings Per Share
27	  Financial Data Schedule

EXHIBIT 11.1  Statement re: Computation of Per Share Earnings (Loss)


                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        1997          1996     1997       1996
                                     ---------     ---------   -------   -------
                                       (in thousands, except per share data)
Weighted average common shares
 outstanding........................     5,569         5,525     5,568    5,479
Common equivalent shares attributable
 to convertible preferred stock.....      ---           ---       ---      ---
Common equivalent shares attributable
 to the net effect of dilutive stock
 options based on the treasury stock
 method using average market price.       ---           242       ---      ---
Shares related to SAB No. 55, 64 and 83   ---           ---       ---      ---
                                      ---------     ---------   -------- ------
Number of shares used in computing per
 share amounts.......................    5,569         5,767     5,568    5,479
                                      =========     =========   ======== ======
Net (loss) income.................... $   (712)     $    509    $ (846)  $(430)
                                      =========     =========   ======== ======
Net (loss) income per share.......... $  (0.13)     $   0.09    $(0.15)  $(0.08)
                                      =========     =========   ======== ======
FULLY DILUTED
Weighted average common shares
 outstanding.........................    5,569         5,525      5,568  5,479
Common equivalents shares attributable
 to convertible preferred stock......      ---           ---        ---    ---
Common equivalent shares attributable
 to the net effect of dilutive stock
 options based on the treasury stock
 method using quarter-end (year-end)
 price, if higher than average market
 price................................     ---           242        ---    ---
Shares related to SAB No. 55, 64 and 83    ---           ---        ---    ---
                                       -------      --------    -------- ------
Number of shares used in computing per
 share amounts........................   5,569         5,767      5,568   5,479
                                       =======      ========    ======== ======
Net (loss) income..................... $ (712)      $    509    $  (846) $(430)
                                       =======      ========    ======== ======
Net (loss) income per share........... $(0.13)      $   0.09    $ (0.15) $(0.08)
                                       =======      ========    ======== ======
