Form 10-Q
period 1997-09-30
EUPHONIX INC \CA\
filed 1997-11-13
CIK 948640

__________________________________________________________________
__________________________________________________________________
          UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                 			Yes     X        		No
                        ---------         ---------


The number of shares outstanding of the registrant's common stock as of Septem-ber 30, 1997 was 5,587,142 ($.001 par value).

                               EUPHONIX, INC.

                                 FORM 10-Q
                             TABLE OF CONTENTS


								                                           	                     Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations for the
  three and nine months ended September 30, 1997 and 1996..................3

Condensed Consolidated Balance Sheets as of
  September 30, 1997 and December 31, 1996.................................4

Condensed Consolidated Statements of Cash Flows
  for the nine months ended September 30, 1997 and 1996....................5

Notes to Condensed Consolidated Financial Statements.......................6

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.......................................8


PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K..................................12

Signature.................................................................13

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

                              Euphonix, Inc.
              Condensed Consolidated Statements of Operations
                               (unaudited)

<CAPTION



                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                1997           1996       1997           1996
                               --------      --------    --------     --------
Nets revenues..............$  3,754,347  $  3,561,606 $ 13,198,284 $ 14,104,716
Cost of sales..............   1,754,771     1,861,992    6,664,670    6,753,385
                              ---------     ---------   ----------   ----------
Gross profit...............   1,999,576     1,699,614    6,533,614    7,351,331

Operating expenses:
  Research & development...   1,037,465       666,565    2,853,144    1,907,576
  In-process technology....        ----          ----         ----    1,445,839
  Sales & marketing........   1,458,775     1,188,718    3,964,442    3,334,189
  General & administrative.     355,055       370,966    1,575,171    1,415,612
                              ---------     ---------   ----------   ----------
Total operating expenses...   2,851,295     2,226,249    8,392,757    8,103,216
                              ---------     ---------   ----------   ----------
Operating loss.............    (851,719)     (526,635)  (1,859,143)    (751,885)
Other income (loss)........     (15,688)       96,135      145,426      348,307
                              ----------     ---------   ----------   ----------
Loss before income taxes...    (867,407)     (430,500)  (1,713,717)    (403,578)

Provision (benefit) for
         income taxes......    (110,060)     (133,000)    (110,060)     323,706
                               ---------     ---------   ----------   ----------
Net loss...................$   (757,347)  $  (297,500) $(1,603,657) $  (727,284)
                               =========     =========   ==========   ==========

Loss per share ............$      (0.14)  $     (0.05) $     (0.29) $     (0.13)
                               =========     =========   ==========   ==========
Number of shares used in
computing per share amounts
(in thousands)..............      5,577          5,544        5,571       5,500
                               =========     =========   ==========   ==========





                                          See accompanying notes

                                   Euphonix, Inc.
                       Condensed Consolidated Balance Sheets

                                               September 30,        December 31,
						                                             1997               	 1996
                                               -------------        ------------
                                                (unaudited)            (note)
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................   $   1,063,225      $   1,428,095
  Short-term investments...................       2,553,631          5,591,272
  Accounts receivable,net..................       2,178,555          1,626,756
  Inventories..............................       6,674,900          4,674,082
  Prepaid expenses and other current assets         827,449            697,064
                                              -------------      -------------
Total current assets.......................      13,297,760         14,017,269
Property and equipment, net................       1,318,797          1,247,933
Deposits and other assets..................         185,854            200,561
                                              -------------      -------------
Total assets...............................   $  14,802,411      $  15,465,763
                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term borrowings....................   $     500,000      $        ----
  Accounts payable.........................       1,664,845            736,939
  Accrued payroll and related liabilities,
   including deferred salary...............         433,381            515,786
  Accrued warranty.........................         413,956            382,715
  Accrued commissions......................         162,245            251,958
  Income taxes payable.....................            ----             50,892
  Other accrued liabilities................         200,200             515,680
  Customer deposits........................         390,199             484,960
  Short term portion capital leases........           9,958              43,679
                                              -------------      --------------
Total current liabilities..................       3,774,784           2,982,609

Long term portion capital leases...........          65,948              65,948
Deferred rent..............................           3,698               5,284
Deferred income taxes......................          74,000              74,000
COMMITMENTS
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value: 2,000,000
  authorized shares, none issued and outstanding       ----                ----
 Common stock, $0.001 par value:
  20,000,000 authorized  shares, 5,587,142 and
  5,565,288 shares issued  and outstanding in
  1997 and 1996, respectively...............          5,587               5,566
 Additional paid-in capital.................     13,722,401          13,719,069
 Accumulated deficit........................     (2,760,870)         (1,157,213)
 Equity adjustment from foreign currency
  translation...............................         78,863               ----
 Deferred compensation......................       (162,000)           (229,500)
                                              --------------     ---------------
Total shareholders' equity..................     10,883,981          12,337,922
                                              --------------     ---------------
Total liabilities and shareholders' equity..  $  14,802,411      $  15,465,763
                                              ==============     ===============

Note:  The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.  See notes to condensed financial statements.
				                          	See accompanying notes

                                    Euphonix, Inc.
                    Condensed Consolidated Statements of Cash Flows
                                     (unaudited)

                                      							          Nine Months Ended
							                                                  September 30,
							                                         1997                   1996
                                            ------------          --------------
Operating activities
Net loss.................................$  (1,603,657)         $     (727,284)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation............................      278,788                 138,688
 Amortization of organization expense....        2,333                    ----
 Amortization of patents, trademarks, and
  copyrights.............................       12,374                    ----
 Amortization of technology and goodwill.         ----                 153,512
 Deferred compensation amortization......       67,500                  67,500
 Acquired research and development.......         ----               1,445,838
 Changes in operating assets and liabilities:
  Prepaid expenses and other current assets
   and other assets.......................    (130,385)               (682,534)
  Accounts receivable.....................    (551,799)               (314,482)
  Inventories.............................  (1,921,954)             (1,726,606)
  Accounts payable, accrued liabilities,
   and deferred rent......................     419,071                 315,123
  Customer deposits.......................     (94,761)             (2,150,465)
                                          --------------          -------------
Total adjustments.........................  (1,918,833)             (2,753,426)
                                          --------------          -------------
Net cash used in operating activities.....  (3,522,490)             (3,480,710)
Investing activities
Purchase of Spectral, Inc. net of cash
 acquired.................................        ----              (2,283,327)
Proceeds from sales of short-term investment
 maturities...............................   4,082,530               5,388,669
Purchases of short-term investments.......  (1,044,889)                   ----
Purchase of property and equipment........    (349,653)               (319,593)
                                          -------------          --------------
Net cash provided by investing activities.   2,687,988               2,785,749
Financing activities
Principal payments under capital lease
 obligations..............................     (33,721)                (25,999)
Proceeds from sale of common stock........       3,353                 239,881
Proceeds from short term bank borrowings..     500,000                    ----
                                          -------------         ---------------
Net cash provided by financing activities.     469,632                 213,882
Net decrease in cash and cash equivalents.    (364,870)               (481,079)
Cash and cash equivalents at beginning of
 period...................................   1,428,095                 860,527
                                          ------------          --------------
Cash and cash equivalents at end of
 period...................................$  1,063,225          $      379,448
                                          ============          ==============
Supplemental disclosures of cash flow
 information

Cash paid for income taxes................$       ----          $      754,000


                                    See accompanying notes

                                       EUPHONIX, INC.
                       Notes to Condensed Consolidated Financial Statements
                                        (Unaudited)


1.  	Basis of Presentation

    	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presenta-
tion have been included. Operating results for the nine-month period ended Sep-
tember 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

     For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1996.

2.	  Business Activities

    	Euphonix, Inc. (the "Company") was incorporated on July 6, 1988. The Company's core business is the development, manufacture and marketing of dig-itally controlled audio mixing consoles and accessories for use in the produc-tion of audio content for music, post production for film and television, broadcast, live sound reinforcement and multimedia world-wide markets. On February 7, 1996, Euphonix acquired 100% of the stock of Spectral Incorporated. Spectral, a wholly owned subsidiary, develops and markets PC-based digital audio workstations. On March 1, 1997, Euphonix, Japan, a wholly owned subsidiary began operations. Euphonix, Japan will include sales and marketing, customer service, technical support and finance functions.

3.	  Net Loss per share

    	Net loss per share is based upon the weighted average number of common stock outstanding during the period. Common equivalent shares from options have been included in the computation when dilutive.

    	In February 1997, the Financial Accounting Standards Board Issued State-ment No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method cur-rently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on primary and fully diluted earnings per share for the third quarter and nine months ended September 30, 1997 and September 30, 1996 is not expected to be material.

                                  EUPHONIX, INC.
         Notes to Condensed Consolidated Financial Statements - Continued

4.	  Inventories

     Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

	                                     September 30,	       December 31,
						                                    1997                 1996
                                      -------------        ------------
Raw materials........................ $   1,911,081        $  1,983,382
Work-in-process......................     1,563,008             935,211
Finished goods.......................     3,200,811           1,755,489
                                      -------------        ------------
                                      $   6,674,900        $  4,674,082
                                      =============        ============

5.   Income Taxes

    	The Company's benefit for income taxes for the nine months ended September 30, 1997 is based on the Company's estimate of the annual effective tax rate for 1997. The Company's effective tax rate for the nine months ended September 30, 1997 was 13%. The Company's effective tax rate was 31% in 1996, before the effect of certain non-deductible merger related charges. The effective tax rate for the third quarter of 1997 differs from the federal statutory rate due to the limitations on recognition of deferred tax assets imposed by "Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes".
The effective tax rate for the third quarter of 1996 differs from the federal statutory rate of 34% primarily due to the recognition of certain deferred tax assets based on available carry-back potential.

6.   Preferred Stock

     In July 1995, the Board of Directors amended, and the shareholders subse-quently approved, the Company's Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to deter-mine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the num-ber of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's shareholders.

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

Results of Operations

     	Net Revenues. Net revenues were $3.8 million for the third quarter of 1997, which was 5.4% above third quarter 1996 revenues of $3.6 million. For the first nine months of fiscal 1997, net revenues of $13.2 million decreased 6.4% from $14.1 million from the first nine months of 1996. The Company's decrease in net revenues for the first nine months of 1997, resulted primarily from reduced European sales. Substantially all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates.

     	Domestic sales of the Company's products for the third quarter of 1997 and 1996 were $2.0 million and $1.7 million, respectively, comprising approximately 53.5% and 47.7% of the Company's net revenues for the third quarter of 1997 and 1996, respectively. Domestic sales were $7.8 million and $6.5 million compris-ing approximately 59.1% and 46.1% of the Company's net revenues for the first nine months of 1997 and 1996, respectively. Export sales were $1.7 million and $1.9 million comprising approximately 46.5% and 52.3% of the Company's revenues for the third quarter of 1997 and 1996, respectively. Export sales were $5.4 million and $7.6 million comprising approximately 40.9% and 53.9% of the Com-pany's revenues for the first nine months of 1997 and 1996, respectively. The Company believes that export sales as a percent of net revenues decreased in the first nine months of 1997 due to fewer sales in European countries, as compared to the first nine months of 1996.

     	Gross Margin. The Company's gross margin of $2.0 million increased to 53.3% in the third quarter of 1997, up from $1.7 million or 47.7% in 1996. For the first nine months of fiscal 1997, gross margin was $6.5 million, or 49.5% of net revenues, compared with $7.4 million , or 52.1% of net revenues, for the first nine months of fiscal 1996. The increase in the third quarter of 1997 from the third quarter of 1996 was primarily attributable to lower overhead type expenses. The decrease in the first nine months of 1997 from the first nine months of 1996 was primarily due to production costs related to the introduc-tion of the Company's new CS3000 mixing consoles. Margins are expected to increase going forward as the Company gains efficiencies through volume produc-tion of the new product.

     	Research and Development Expenses. Research and development expenses increased to $1.0 million in the third quarter of 1997, up from $667,000 in the third quarter of 1996, representing an increase of 55.6% in 1997. For the first nine months in 1997, research and development expenses of $2.9 million increased 49.6% from $1.9 million in 1996. Research and development expenses constituted 27.6%, 18.7%, 21.6%, and 13.5% of net revenues in the third quarter of 1997 and 1996 and the first nine months of 1997 and 1996, respectively. The increases resulted primarily from new product development costs primarily related to next generation products, and additional personnel.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $1.5 million in the third quarter of 1997, from $1.2 million in the third quar-ter of 1996, representing an increase of 22.7%. For the first nine months of fiscal 1997, sales and marketing expenses of $4.0 million increased 18.9% from $3.3 million in 1996. Sales and marketing expenses constituted 38.9%, 33.4%, 30%, and 23.6% of net revenues in the third quarter of 1997 and 1996 and the first nine months of 1997 and 1996, respectively. The increases resulted pri-marily from investment in targeting new markets and expanding the Company's international sales and marketing presence in established, and new territories through increased advertising, trade shows, and product demonstrations.

     	General and Administrative Expenses. General and administrative expenses decreased to $355,000 in the third quarter of 1997 from $371,000 in the third quarter of 1996, representing a decrease of 4.3%. For the first nine months of fiscal 1997, general and administrative expenses of $1.6 million increased 11.3% from $1.4 million in the first nine months of 1996. General and administrative expenses constituted 9.5%, 10.4%, 11.9%, and 10% of net revenues in the third quarter of fiscal 1997 and 1996 and the first nine months of fiscal 1997 and 1996, respectively. The increase in the first nine months was mostly attribut-able to an increase in bad debt reserves. The decrease from the third quarter of 1996 to the third quarter of 1997 was attributable to a decrease in person-nel costs.

     	Provision for Income Taxes. The Company's effective tax rate is a benefit of 13% in 1997. The Company's effective tax rate was 31% in 1996, before the effect of certain non-deductible merger related charges. The effective tax rate for the third quarter of 1997 and 1996 differs from the federal statutory rate of 34% primarily due to limitations on the recognition of deferred tax assets imposed by SFAS 109, "Accounting for Income Taxes." The Company expects that its effective tax rate will be higher in future years as the amount of unrecognized deferred tax assets is reduced.

Liquidity and Capital Resources

	    The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995, which generated net pro-
ceeds of approximately $9.3 million. For the nine months ended September 30,
1997, cash, cash equivalents and short-term investments decreased by $3.4 mil-
lion to approximately $3.6 million, mainly due to the operating cash require-
ments of Spectral Incorporated, and lower than anticipated sales in general.
Also, during this period, working capital decreased by $1.5 million to approx-
imately $9.5 million.

	    The Company's operating activities used cash of approximately $3.6 million and $3.5 million for the nine months ended September 30, 1997 and 1996, respec-
tively.  Cash used in operating activities for 1997 was comprised primarily of net loss, an increase in inventory and accounts receivable, an increase in pre-
paid expenses, other current assets and other assets, a decrease in customer deposits, offset partially by an increase in accounts payable and other accrued liabilities. Cash used in operating activities for 1996 was comprised primarily of net loss, a decrease in customer deposits, an increase in inventory, an increase in accounts receivable, an increase in prepaid expenses and other cur-
rent assets and other assets, offset partially by an increase in accounts pay-
able and other accrued liabilities, and non cash items including acquired in-
process research and development.

    	As of September 30, 1997, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $3.6 million, and an unsecured bank line of credit of up to $500,000. As of September 30,
1997, $500,000 of borrowings were outstanding under such line of credit and the Company was in compliance with debt covenants.

Factors Affecting Future Operating Results

 		  The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its proprietary software and hardware platform.  The Company believes that sales of this system, along with enhancements thereof, will continue to constitute virtually all of the Company's revenues for the foreseeable future, notwith-
standing sale of digital audio workstations sold by Spectral. Accordingly, any factor adversely affecting the Company's base system, whether technical, com-
petitive or otherwise, could have a material adverse effect on the Company's business and results of operations.

  		 A limited number of the Company's system sales typically account for a sub-
stantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. Moreover, the Company's expense levels are based in part on its expectations of future revenue. Therefore, if revenue is below expectations, the Company's operating results are likely to be adverse-
ly affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, indus-
try trade shows, seasonal customer buying patterns, changes in product develop-
ment and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quar-
terly earnings shortfalls or losses.

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

		   To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any other market segments.
The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price compe-
tition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support.

		   Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the integrated circuits included in the Company's base system. Major delays or terminations in supplies of such components could have a significant adverse effect on the Company's timely shipment of its products, which in turn would adversely affect the Company's business and results of operations. The Company also relies on single vendors to manufacture major sub-
assemblies for its products. Any extended interruption in the future supply or increase in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations.

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

		   As a result of these and other factors, the Company has experienced signi-
ficant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the
Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expec-
tations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II.  OTHER INFORMATION




Item 6:  Exhibits and Reports on Form 8-K/A

        	(a) Exhibits.
		               Exhibit 11.1 - Statement Regarding Computation of Per Share
                 Earnings (page 14)

		               Exhibit 27 - Financial Data Schedule - electronic filing only

		               The exhibits listed on the accompanying index immediately fol-
                 lowing the signature page are filed as part of this report.

        	(b) Reports on Form 8-K
		               None.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Euphonix, Inc.






Date:	November 13, 1997               	By: /s/ BARRY L. MARGERUM
      -----------------                    ---------------------
		                                         Barry L. Margerum, Chief Executive
		                                         Officer, President

EXHIBIT INDEX


Exhibit
Number	    Exhibit Title
-------    -------------
11.1 Calculation of Earnings Per Share
27	 Financial Data Schedule

EXHIBIT 11.1  Statement re: Computation of Per Share Earnings (Loss)



                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,

                                            1997       1996     1997      1996
                                           ------     ------   ------    ------
                                          (in thousands, except per share data)

Weighted average common shares outstanding  5,577     5,544     5,571    5,500
Common equivalent shares attributable to
 convertible preferred stock .............    ---       ---       ---      ---
Common equivalent shares attributable to
 the net effect of dilutive stock options
 based on the treasury stock method using
 average market price.....................    ---       ---       ---      ---
Shares related to SAB No. 55, 64 and 83...    ---       ---       ---      ---
                                            -----     -----     -----    -----
Number of shares used in computing per
 share amounts............................  5,577     5,544     5,571    5,500
                                            =====     =====     =====    =====
Net (loss) income.........................$  (757) $   (297) $ (1,604) $  (727)
                                          ======== ========= ========= ========
Net (loss) income per share...............$ (0.14) $  (0.05) $  (0.29) $ (0.13)
                                          ======== ========= ========= ========

FULLY DILUTED
Weighted average common shares outstanding  5,577     5,544     5,571    5,500
Common equivalents shares attributable to
 convertible preferred stock..............    ---       ---       ---      ---
Common equivalent shares attributable to the
 net effect of dilutive stock options based
 on the treasury stock  method using quarter
 -end (year-end) price, if higher than
 average market price.....................    ---       ---       ---      ---
Shares related to SAB No. 55, 64 and 83...    ---       ---       ---      ---
                                            -----     -----     -----    -----
Number of shares used in computing per
 share amounts............................  5,577     5,544     5,571    5,500
                                           ======    ======    ======   ======
Net (loss) income.........................$  (757) $   (297) $ (1,604) $  (727)
                                          ======== ========= ========= ========
Net (loss) income per share...............$ (0.14) $  (0.05) $  (0.29) $ (0.13)
                                          ======== ========= ========= ========
