Form 10-K
period 1997-12-31
EUPHONIX INC \CA\
filed 1998-04-01
CIK 948640

=============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
                 For the Fiscal Year Ended December 31, 1997
			 		                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from    to
                 Commission File Number 0-26516

                               EUPHONIX, INC.
            (Exact name of registrant as specified in its charter)
      California                                            77-0189481
      ----------                                            ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                  220 Portage Avenue, Palo Alto, CA  94306
                  ----------------------------------------
        (Address of principal executive offices, including zip code)
                               (650) 855-0400
                               --------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                   None
          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.001 Par Value
                              (Title of class)

        Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 24, 1998, as reported on the Nasdaq National Market, was approximately $9,084,550. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the Registrant's Common Stock as of February 24, 1998 was 5,590,492.

                    DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on June 26, 1998 are incorporated by reference in Part III of this Form 10-K.
===============================================================================

                              TABLE OF CONTENTS




                                                                    			Page
PART 1

Item 1.	  Business......................................................  3
Item 2.	  Properties....................................................	19
Item 3.	  Legal Proceedings............................................. 20
Item 4.	  Submission of Matters to a Vote of Security Holders........... 20

PART II

Item 5.	  Market for the Registrant's Common Equity and Related Stock-
           holder Matters...............................................	21
Item 6.	  Selected Financial Data....................................... 22
Item 7.	  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................	22
Item 8.	  Financial Statements and Supplementary Data................... 29
Item 9.	  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................	49

PART III

Item 10.  Directors and Executive Officers of the Registrant............ 50
Item 11.  Executive Compensation........................................ 50
Item 12.  Security Ownership of Certain Beneficial Owners and Management 50
Item 13.  Certain Relationships and Related Transactions................ 50

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................... 51

SIGNATURES.............................................................. 55



                                    (2)

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

Item 1.   Business.

    	Euphonix, Inc.'s core business is the development, manufacture and marketing of digitally controlled audio mixing consoles for use in the production of audio content for the music, post production (film and television), broadcast, live sound reinforcement (live concerts and theater) and multimedia segments of the professional audio market. The Company is an industry leader in providing software-driven functionality that serves to automate and streamline tedious and repetitive tasks during the audio produc-tion process, while providing high quality audio and extended functionality relative to the current industry standards. Euphonix systems have played a role in the production of major music, motion picture and television projects, including Bruce Springstein, Herbie Hancock, James Newton Howard and Babyface music productions; "My Best Friend's Wedding", "Devil's Advocate", "Anastasia" and "As Good As It Gets" movies; and "The Drew Carey Show", "Ellen", "Michael Hayes", "Nothing Sacred" and "Entertainment Tonight" television productions.

	    Mixing is one of three major functions in the audio production process;
the other major functions are editing and recording.  It is Euphonix's business strategy to produce products for mixing, editing and recording for high end professional use which will have the capability to be used in an integrated manner to further automate the audio production process.

	    In March 1997, Euphonix began production deliveries of its new CS3000 mixing consoles. The CS3000 provides new features and performance to antici-pate the increase in demand for multi-channel surround sound mixing, (i.e.
DVD and SDDS formats). In the summer, the Company released MixView 3.0 a software upgrade which provided automated EQ, automation editing, improved aux send functionality, and improved external MIDI functionality. In December 1997, MixView 3.1 was released which added a powerful automation package for the Cube which provides an intuitive user interface that defines the industry standard for surround sound automation. See "--- Products."

 	   The Company was incorporated in California in July 1988. The Company's principal executive offices are located at 220 Portage Avenue, Palo Alto, California 94306, and its telephone number is (650) 855-0400.

Industry Overview

	    Audio content for the entertainment industry is produced by professionals in four primary market segments: music (CD's, tapes, music for film and tele-
vision), post production (sound for film and television), broadcast (sound for broadcast television), and live sound reinforcement (sound for live concerts and theater).  An emerging market requiring audio production for multimedia consumer products, such as interactive CD-ROM and games, is forming and, the
Company believes, may grow  in the future.

	    Mixing consoles serve as the central component of most professional audio production studios, and are used by all segments of the professional audio market throughout the production process, which includes recording, editing and mixing. A mixing console electronically blends, routes and enhances sound

                                    (3)
from musical instruments, voices, sound effects and pre-recorded material. Mixing consoles used in each market segment during the different stages of production share a high degree of common functionality. Professional mixing consoles are used to process, combine, and reduce a large number of individual audio inputs (typically 20-100) to produce a smaller number of outputs (typi-cally 2-8) for the audio engineer to hear or record. Mixing consoles provide at least one fader (sliding potentiometer) to control the individual volume of each input. In addition, consoles provide processing for each input that may require anywhere from 1-40 variable controls (knobs) and 1-100 switching controls (buttons). Such controls include those for adjusting the tonal qualities of an individual channel to enhance nuances and filter out noise or correct other problems ("EQ"), enhancing, inducing or correcting volume fluc-tuations on individual channels ("Dynamics"), adding special effects to an individual channel such as reverberation, delay or pitch shifting ("Aux Sends") and locating each individual channel on the sound field of the final output ("Panning"). Mixing consoles used for professional applications often require up to 100 faders, 4,000 knobs, and 10,000 buttons. The Company expects that as the complexity of audio production increases in all market segments, due to industry demand for higher quality and more captivating sound, the need for more and larger-scale mixing consoles will increase.

	    In order to prepare for a recording, editing or mixing session, the con-
trols on a mixing console must be configured in such a way as to duplicate the setup from an earlier session or such controls must be reset for a new session.  It is common for the duplication process to take anywhere from 10 to 30 minutes on traditional consoles because each control must be manually set by the operator.  During the mixing phase of a production, it is also common for the console operator to perform many adjustments to controls so that the characteristics of each input (including voices, sound effects and musical instruments) may change over time.  When the operator is required to perform multiple changes over time, or to update changes that have already been performed, it becomes highly advantageous to provide computer automation in order to capture and replay the operator's performance.  However, while high-end consoles have been available with computer automated faders as an optional retrofit, the thousands of other controls on the mixing console
(high-end and otherwise) traditionally have been operated manually.

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

	    To date the predominant mode of audio processing and transmission to and from a mixing console has been analog due to its simplicity, cost-effectiveness, high sound quality and the extensive analog infrastructure which currently exists in the professional audio market.  Digital control/digital processing mixing consoles have been available in the marketplace for a number of years, although the Company believes that their rate of acceptance in the marketplace has been restricted due to the sound quality (relative to analog systems) and disadvantages generally associated with digital processing (higher complexity, higher cost, audible processing delays, and the relative lack of digital audio infrastructure products including cabling, patching, and interconnecting devices).

                                    (4)

Euphonix Solution

	    Euphonix has developed a digitally controlled mixing console that the Company believes represents an industry breakthrough in automation of controls and processing functions, together with lower cost, upgradeable features and smaller size. The Company believes that its system provides audio performance and processing features that are equal to or better than traditional archi-tectures at a substantial reduction in price. The Euphonix system provides the benefits of digital control to the professional audio industry with the sound quality, simplicity and cost-effectiveness of analog signal processing and transmission, without requiring the industry to abandon its existing invest-ment in analog transmission and processing infrastructure. The Company has also provided new features to mixing consoles that enable operators to perform functions that to date have been difficult to perform, as well as a dynamic hardware and software upgrade path for all of its systems that allows users to utilize new features and functions as they are released. Moreover, because the Euphonix system is modular and scaleable, it allows customers to configure the systems to meet their professional needs and financial resources, and to upgrade their systems as their needs change. In addition, the Euphonix architecture is capable of providing digital control of audio processing regardless of whether the transmission method is analog or digital. As a result, as the audio production industry increasingly adopts digital processing in the future, the Company believes that its system will be upgradeable to incorporate such tech-nology with further product development.*

Strategy

	    The Company's goal is to become the leading provider of digitally control-
led audio mixing consoles for the music, post production for film and televis-
ion, broadcast, live sound reinforcement and multimedia segments of the profes-
sional audio market.  The Company's strategy includes the following key ele-
ments:

Capitalize on Leading Edge Technology

	    Since its inception in 1988, the Company has dedicated itself to bringing cost-effective digital and software technology to professional audio mixing.
In 1991, the Company brought to market the first digitally controlled audio mix-
ing console with performance the Company believes rivaled high-end products from other manufacturers at a significantly lower price.  The Company's product architecture and technology have been designed to enable the professional user to express more easily creative talents while reducing labor and time-intensive operations, at a more favorable price-performance ratio than existing mixing systems.

Provide Complete Scaleable Solutions

	    The Company offers modular systems that provide customers a range of func-
tionality and flexibility, allowing them to configure the Company's systems to meet their professional needs and financial resources.  A key focus of the
Company's product development efforts is to maintain compatibility of its new products and features with its current products, enabling customers to make an initial investment in a Euphonix system, and then upgrade their system as their needs and finances permit.

<F1>
This paragraph contains forward-looking statements reflecting current expec-tations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (5)

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

Increase Penetration into Other Market Segments

	    The Company seeks to leverage its success in the music market to continue to expand into complementary market segments of the professional audio market, including post production, broadcast, live sound reinforcement and multimedia.
The Company believes that the key features of the Euphonix system, including its time-based automation, SnapShot Recall, flexible architecture and compact design, are well-suited to meet the needs of such complementary market segments.
The Company is increasing marketing efforts to aggressively target these market segments. *

Build Global Presence

	    The Company's sales strategy is to build a worldwide presence in order to fully address its target markets and to serve customers that operate on an international basis.  The Company's sales outside the United States as a percen-
tage of its net revenues were approximately 41%, 53% and 49%, in fiscal years
1997, 1996 and 1995, respectively.  In addition to its New York, Los Angeles,
Nashville and Palo Alto offices in the United States, the Company has offices in London and Tokyo and a network of sales representatives outside of the United
States.

Expand Product Offerings

	    The Company's goal is to leverage its reputation and substantial invest-
ment in software, digital control technology, digital signal processing and distributed computer processing to develop and market new products for the professional audio market, as well as to continue focusing its product develop-
ment on the modularity of its current products.  In the long term, the Company intends to develop, internally or through acquisitions or licensing, a range of compatible audio production products that will enable the Euphonix system to become the control center for automating and streamlining significant portions of the audio production process.*

Products

	    The Company's products include its base system mixing consoles, the CS3000 and CS2000, system options and system packages configured for specific market segments, as described below.

CS3000D & CS2000D Base Systems

	    The Euphonix CS3000 and CS2000 (the "Systems") have been designed for oper-
ational speed, high sound quality and flexible configuration control and pro-
cessing. System options may be factory installed or added in the field, allowing customers to tailor the product to their exact requirements and then to subse-
quently modify and upgrade their Systems as their needs change. The Company offers specific features developed for individual market segments to all cus-
tomers in order to ensure compatibility between Systems and to provide cus-

<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

                                    (6)
tomers with the ability to change applications across market segments. The Sys-tems can use the same version of software for various applications. The base Systems may currently be specified with hardware variations to accommodate differences in application of the product by the music ("D" & "M" Systems), post production ("P" & "F" Systems), and broadcast ("B" Systems) market seg-ments.

     The key features and advantages of the Systems include:

       Centralized Control Panel. Mixing consoles for professional applica-tions often require up to 100 faders, 4,000 knobs and 10,000 buttons. The Systems use a proprietary central control panel which eliminates a signifi-cant portion of these knobs and buttons by assigning multiple tasks to in-dividual controls. The operator can therefore control a large amount of processing without moving away from the "sweet spot" (the optimal listen-ing position).

       Centralized Graphical User Interface. The Systems incorporate a built-in, flat screen interactive color graphics monitor allowing the operator to visualize, set up and meter the effects that control settings have on the audio as it is being processed. A graphical representation of the assignable rotary controls for channel control, EQ, Dynamics and Aux Sends are centrally located for easy viewing capability.

       Machine Control Interface. The TT007 optional hardware module allows the systems to become the central hub for all machine control within a studio. (Also available as a stand alone machine control interface.) Vir-tually any machine, in any location, may be controlled with the touch of a button directly from mix position. Additionally, entire multi-machine configurations may be set into motion from almost any machine location within the system.

       Fast Reconfiguration and Recall. Utilizing the Company's "SnapShot Recall," a user can reconfigure the Euphonix mixing console in less than one video frame (1/30th of a second) at the push of a button. This fea-ture enables the user to save and recall console setups at any time and to move quickly between sessions or multiple projects, thereby saving sig-nificant labor time and enhancing creative potential.

       Hyper-SurroundTM. Utilizing the Company's software based surround sound mixing feature within MixView 3.1, a user can create audio mixes in every format of surround sound in use today. This feature provides direct multi-format surround pan controls for every channel of the console. Surround mixes can be user configured with as few as 4 channels up to as many as 32. With Hyper-SurroundTM, programs may be simultaneously mixed in stereo and surround, saving time and costs associated with repetitive audio mixing sessions. Designed to easily add to an existing system, broadcasters can add surround capability when required.

       Modularity. The modular architecture of the Company's products enables the customer to upgrade its existing System and to implement product en-hancements. Furthermore, the Company believes that the modularity of its products enables the Company to be more efficient in manufacturing and ser-vicing its products, as well as in designing and developing incremental im-provements to its products.

       Compact Design. The console's compact design allows for easier access by users to the controls, eliminating the potential need for multiple oper-ators. In addition, the compact design is attractive for studios with

                                    (7)
     space and other environmental constraints, as well as for mobile applica-tions, such as live concerts and sports events.

CS3000 & CS2000 Options

	    The modular form of the Euphonix CS3000 and CS2000 Systems provide cus-
tomers with a range of functionality and flexibility that allows them to confi-
gure their System to meet their professional needs and financial resources and to upgrade their Systems as their needs change.  Euphonix offers two primary options to increase the amount of audio processing provided by the overall Sys-
tem -- the Audio Cube and the Dynamics processors.  The Company plans to conti-
nue developing a range of options to allow the Systems to meet the changing needs in its market segments.*

         Audio Cube. The Audio Cube is a hardware and software-based option that provides additional output capability to the base Systems. The flexible nature of the System software allows the customer to determine the feature set provided by the Audio Cube. Music applications typically require the Audio Cube to expand the base system's Aux Send capability (allowing more special effects). Post production applications require the Audio Cube to be configured as a panning and stemming device (allowing users to separate music, effects and dialog mixes with 4 or 6 channel sur-round sound outputs). Broadcast customers can use the Audio Cube to pro-vide remote "mix minus" feeds to reporters and commentators through tele-com or satellite links. The Audio Cube is both modular and scaleable so that it may be specified or upgraded according to the number of channels required (4-48) and the number of outputs desired for each channel (4-48).

         Dynamic Processors. This option adds Dynamics to the base System in sections of 8 channels at a time, up to 120 additional channels. Tradi-tional high-end consoles have been marketed with Dynamics built into every channel as a standard feature. This practice has served to increase the price of a standard console and forces the customer to pay for a feature that is typically not used on every channel at the same time. By provid-ing Dynamics as a modular option, Euphonix has helped to provide customers with a basic high-end System at a lower price.

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

         "P" Systems. The Company created the "P" (Post Production) System package to provide the TV audio post production customer a totally auto-mated mixing System which is easily locked to video sources. Post production facilities take advantage of the speed and flexibility of the "P" system's digital control technology to maximize their throughput with-out compromising creativity or sonic quality.

<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (8)

         "F" Systems. The Company has designed the "F" (Film) System package to provide multiple operator functionality as required for film dubbing applications. The "F" System is designed as one, two or three "P" Systems which can be physically joined together to allow for usage by one, two or three operators, with each base System component fitted with the Audio Cube option configured to provide 12 output channels of panning and stem-ming.

         "B" Systems. The Company added the "B" (Broadcast) System package to provide broadcast customers the ability to increase the quality of on-air and taped programming audio. With Euphonix digital control technology, broadcast facilities can meet the demands of multiple studios from a sin-gle audio control room. In Remote broadcasting, the compact lightweight digital control surface provides increased control in less space. Broad-cast specific options such as the MX464 add GPI (programmable relay clos-ures), listenback, multiple studio monitoring, and an input routing matrix to the base system. Redundant power supplies are available to meet the demands of live on-air broadcasting.


Proposed Products

	    In 1997, the Company stated that its new products with planned initial shipments in 1998 and 1999, would integrate the recording, editing and mixing functions of sound production as well as digital audio processing and networking systems. The Company anticipates that these new products will help strengthen its position in the mixing and editing markets and its entrance into the random access recording market. The Company expects that its software for these pro-ducts will utilize technology not widely used by the audio industry, but suc-cessfully employed by the computer industry, to allow a high degree of connec-tivity and integration among multiple users. The Company's planned products are also being designed to enable upgrading from the Company's present product line to allow hybrid digital and analog processing, a feature that Euphonix believes will mirror customer's requirements for sound quality as well as pro-vide minimal conversion from one format to another. It is intended that these new digital products will also have file compatibility between editing and mix-ing functions, as well as high speed digital routing for simple networking of multiple systems. *

Technology

	    The Company's proprietary technology is central to its product offering and its business strategy.  The key elements of its technology are described below.

Digital Control of Analog Audio Processing

	    The Company utilizes an architecture that physically separates the mixing control surface from the audio processing hardware.  The Company has replaced manual (mechanically coupled) control methods with digital control technology so that the audio processing hardware may be controlled remotely over a digital link by the separated control surface.  Because of this separation, it is poss-
ible to insert a computer in the link between the controller and the processing circuit so that audio may be manipulated either by the operator or the computer.
A high degree of computer automation can then be provided with the appropriate software.  The elimination of bulky and expensive mechanical controls, the abil-
ity to share digital controls for different functions and the relocation of

<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (9)
the audio processing hardware to a separate enclosure has allowed a substantial reduction in size, weight, heat generation and cost of the console surface.


     Traditionally, the predominant mode of audio processing and transmission has been analog due to its simplicity, cost-effectiveness, high sound quality and the extensive analog infrastructure which currently exists in the profes-sional audio market. Euphonix is a market leader in providing digital control in conjunction with analog processing and transmission. Euphonix believes that its hybrid digital control/analog processing technology has allowed the accept-ance of digital control because it is compatible with potential customers' existing studio design and peripheral equipment. The Euphonix architecture is capable of providing digital control of audio processing regardless of whether the transmission method is analog or digital. As a result, as the audio produc-tion industry increasingly adopts digital audio processing in the future, the Company believes that its system will be upgradeable to incorporate such techno-logy with further product development.*

Scaleable, Distributed Computer Processing

	    The computer power required to instantly reconfigure and automate a mixing console is proportional to the console's size (number of controls per channel times the number of channels).  Two approaches may be taken in order to provide adequate computer power to reset and automate a large-scale mixing console. The first is to use a large, fast and powerful central computer that has sufficient capacity to manipulate all of the console's controls in the required period of time for the largest possible console.  The second is to distribute the process-
ing load over multiple processors that have sufficient capacity to handle their share of the processing load.  Euphonix has chosen the distributed processing method because it has the added benefit to being scaleable.  The Euphonix system may be configured in and upgraded to a range of sizes.  Euphonix customers bene-
fit because they only pay for computer power that is proportional to the size of their systems, yet more computer power can be added as their systems are up-
graded.  Because of the lighter demand placed on each individual microprocessor in a distributed system, the use of low-cost components is possible to further leverage price performance.  Another benefit of the Company's distributed pro-
cessing architecture is its systemwide SnapShot Recall performance within one video frame (1/30 of a second) which the Company believes is superior to compe-
titive commercial offerings.

Multi-Processor Communications and Real-time Operating Systems

	    Euphonix has developed real-time operating system technologies for inter-
facing the multiple microprocessors required to support its large distributed processing system.  A typical large Euphonix console will contain as many as
125 independent microprocessors of different varieties and functions all working together as one system.  In addition, the Euphonix system provides interfaces to microprocessors in third-party peripheral studio equipment. This seamless networking of internal processors (Euphonix components) and external equipment
(third-party digital audio workstations, tape machines and MIDI devices) pro-
vides a powerful foundation to encourage new product development by both
Euphonix and third-party manufacturers.

<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (10)

Digital Signal Processing

     The Company's products employ state-of-the-art digital signal processing techniques in their digital control subsystems. The Company intends to continue to develop digital signal processing technology in order to improve fidelity, simplify interfaces and reduce costs involved with digital audio transmission and processing. *

Advanced User Interface Methods for Audio Processing

     Euphonix's digitally controlled system gives the user real-time feedback of the system's performance, thereby enabling the user to evaluate and improve the audio mix more effectively and efficiently. Euphonix has developed several user interface methods for the professional audio market that are designed to simplify and improve the user's understanding of how the mixing console is af-fecting the sound. The Company's interface techniques are designed to allow the operator to harness the power of digital control in a user-friendly manner. For example, graphical user interfaces are used extensively to show views of settings and parameters, enabling a "what you see is what you hear" display. Such graphical comparisons and various archival, marking and retrieval methods allow for greater operator efficiency.


<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (11)

Customers
 	   The Euphonix product line has been adopted by many professional audio facilities worldwide, with more than 350 Euphonix consoles currently installed. The following table sets forth a partial list of Euphonix customers:

------------------------------------------------------------------------------
CUSTOMER                |        LOCATION     |       SAMPLE PROJECT/OTHER
------------------------------------------------------------------------------
                                   Music
------------------------------------------------------------------------------
A&M Recording           | Los Angeles         |Leading record label in USA
------------------------------------------------------------------------------
Babyface                | Los Angeles         |Two time Grammy Award Winner for
                        |                     |"Producer of the Year", in 1998
                        |                     |and 1997. Various projects. (4
                        |                     |consoles).
------------------------------------------------------------------------------
Basil Poledouris        | Los Angeles         |Film score for Starship Troopers,
                        |                     |Switchback, Breakdown, Robocop,
                        |                     |and The Hunt For Red October
------------------------------------------------------------------------------
Bruce Springsteen       | Los Angeles         |1997 Grammy  Award The Ghost of
                        |                     |Tom Joad
------------------------------------------------------------------------------
Carter Burwell          | New York            |Film scores for Rob Roy, The Big
                        |                     |Lebowski, The Jackal, The Lo-
                        |                     |custs, Conspiracy Theory, Picture
                        |                     |Perfect and Girl's Night Out
-------------------------------------------------------------------------------
Curb Records            | Nashville           |Second largest Country Music
                        |                     |record label in the USA, 1998
                        |                     |Grammy Best Country Song Butter-
                        |                     |fly Kisses 1997 Grammy Best New
                        |                     |Artist LeAnne Rimes, Best Country
                        |                     |Album The Road To Ensenada, Best
                        |                     |Female Country Vocal Performance
                        |                     |Blue (LeAnn Rimes)
-------------------------------------------------------------------------------
David Newman            | Los Angeles         |1998 Academy Award Nominee for
                        |                     |Anastasia
-------------------------------------------------------------------------------
Dennis De Young         | Illinois            |Solo Albums Desert Moon, Back to
                        |                     |the World and Boomchild
-------------------------------------------------------------------------------
Hans Zimmer/Media       | Los Angeles         |1998 Academy Award Nominee for
 Ventures               |                     |As Good As It Gets Film scores
                        |                     |for The Rock, Crimson Tide, The
                        |                     |Peacemaker, and Prince of Egypt
                        |                     |1997 Academy Award Winner The
                        |                     |Lion King
-------------------------------------------------------------------------------
Herbie Hancock          | Los Angeles         |1998 Grammy for instrumental
                        |                     |composition Aung San Suu Kyi
-------------------------------------------------------------------------------
James Newton Howard     | Los Angeles         |1998 Academy Award Nominee for
                        |                     |My Best Friend's Wedding
                        |                     |Film scores for Devil's Advocate,
                        |                     |The Postman, Dante's Peak, Liar
                        |                     |Liar, and Father's Day
-------------------------------------------------------------------------------
Snuf Walden Productions | Los Angeles         |1997 BMI Film & TV Music Award
                        |                     |for The Drew Carey Show, and
                        |                     |Ellen
-------------------------------------------------------------------------------
Maruni                  | Japan               |Various Japanese album projects
-------------------------------------------------------------------------------
Sony Music              | New York            |Mariah Carey's TV special Fantasy
-------------------------------------------------------------------------------

                                    (12)

-------------------------------------------------------------------------------
        CUSTOMER        |       LOCATION      |      SAMPLE PROJECT/OTHER
-------------------------------------------------------------------------------
                             Post Production
-------------------------------------------------------------------------------
Thomas Newman           | Los Angeles         |Dual 1996 Academy Award Nominee
                        |                     |for The Shawshank Redemption and
                        |                     |Little Women Film scores for
                        |                     |Oscar and Lucinda and The Horse
                        |                     |Whisperer
-------------------------------------------------------------------------------
Buzz                    | Nashville           |TV commercials for Pizza Hut &
                        |                     |Budweiser
-------------------------------------------------------------------------------
Cinar                   | Montreal            |Film mixing for children's car-
                        |                     |toons
-------------------------------------------------------------------------------
Crawford Post           | Atlanta             |TV and Film post projects
-------------------------------------------------------------------------------
KSS                     | Japan               |Various Japanese TV projects
-------------------------------------------------------------------------------
Soundtrack              | New York/Boston     |Various TV commercials
-------------------------------------------------------------------------------
SPG Studios             | Los Angeles         |Audio Post for NEC, Space Systems
                        |                     |Loral, Conan and various projects
-------------------------------------------------------------------------------
National Sound          | New York            |TV series Spin City
-------------------------------------------------------------------------------
Omnibus                 | Japan               |Various TV/Film post projects
-------------------------------------------------------------------------------
Warner Hollywood        | Los Angeles         |Audio Post (Foley) on various
                        |                     |Films
-------------------------------------------------------------------------------
Mark Isham              | Los Angeles         |Movie - TV series Michael Hayes,
                        |                     |Nothing Sacred, The Defenders and
                        |                     |Kiss The Girls
-------------------------------------------------------------------------------
Ramses 2                | France              |Film mixing on various projects
-------------------------------------------------------------------------------
Waves Sound Recorders   | Los Angeles         |Various TV commercials
-------------------------------------------------------------------------------
Westwind Media          | Los Angeles         |Movies of the Week and TV series
                        |                     |Brooklyn South Movie Buffalo
                        |                     |Soldiers and Casper, The Friendly
                        |                     |Ghost (2  two-operator consoles)
-------------------------------------------------------------------------------
Saban Entertainment     | Burbank             |TV series X-Men & Power Rangers
-------------------------------------------------------------------------------
                                Broadcast
-------------------------------------------------------------------------------
CBS Sports              | USA                 |Various live sporting events
                        |                     |including exclusive coverage of
                        |                     |the 1998 Olympic games at the
                        |                     |Nagano Sports Park and Habuka ski
                        |                     |jumps, with a second unit at the
                        |                     |men's and women's downhill ski
                        |                     |course.  (2 consoles)
-------------------------------------------------------------------------------
China Television        | People's Republic   |Various TV productions
                        |  of China           |
-------------------------------------------------------------------------------
Fox 32/WFLD-TV          | Chicago             |TV show Fox Thing in the Morning
-------------------------------------------------------------------------------
NBC                     | Los Angeles         |TV show Tonight Show with Jay
                        |                     |Leno
-------------------------------------------------------------------------------
NHK                     | Japan               |1998 Winter Olympics in Nagano
                        |                     |employing 5 consoles
-------------------------------------------------------------------------------
NRK                     | Norway              |Music recording for radio
-------------------------------------------------------------------------------
Network 7               | Australia           |1998 Nagano Olympic broadcast
                        |                     |audio for the Australian market
-------------------------------------------------------------------------------
Paramount Television    | Los Angeles         |TV show Entertainment Tonight,
                        |                     |Leeza and Soul Train  (3 con-
                        |                     |soles)
-------------------------------------------------------------------------------
SudWest Funk            | Germany             |Music recording for radio
-------------------------------------------------------------------------------

                                    (13)

-------------------------------------------------------------------------------
         CUSTOMER       |       LOCATION      |     SAMPLE PROJECT/OTHER
-------------------------------------------------------------------------------
                             Broadcast (Cont)
-------------------------------------------------------------------------------
Swiss-Italian Tele-     | Switzerland         |Console installed in OB-Van used
 vision, TSI            |                     |to mix and broadcast local live
                        |                     |events, such as jazz, rock, pop
                        |                     |and classical concerts; outside
                        |                     |comedy and game shows.
-------------------------------------------------------------------------------
                         Live Sound Reinforcement
-------------------------------------------------------------------------------
Lyon Opera House        | France              |Live sound reinforcement
-------------------------------------------------------------------------------
San Francisco Opera     | San Francisco       |Live sound reinforcement
-------------------------------------------------------------------------------
The Gothenburg Opera    | Sweden              |Live sound reinforcement
 House                  |                     |
-------------------------------------------------------------------------------
West Point Academy      | West Point          |Live sound reinforcement &
                        |                     |recording
-------------------------------------------------------------------------------
                                Multimedia
-------------------------------------------------------------------------------
Electronic Arts         | Canada              |Sound for multimedia games
-------------------------------------------------------------------------------
7th Level               | Los Angeles         |Sound for multimedia games
-------------------------------------------------------------------------------
Square                  | Tokyo               |Sound for multimedia games
-------------------------------------------------------------------------------
                                   Other
-------------------------------------------------------------------------------
Cal Arts                | Los Angeles         |Sound recording education
-------------------------------------------------------------------------------
China Music Conservatory| People's Republic   |Music and recording education
                        |  of China           |
-------------------------------------------------------------------------------
Cheiron Studios         | Sweden              |Music and sound recording
-------------------------------------------------------------------------------
University of Arkansas  | Little Rock         |Sound recording education
-------------------------------------------------------------------------------
University of Las Vegas | Las Vegas           |Sound recording education
-------------------------------------------------------------------------------
Westwood One            | Los Angeles         |Mobile recording
-------------------------------------------------------------------------------

Marketing

 	   The Company's marketing strategy has been to create awareness of its pro-
ducts and to differentiate its products from its competitors' products in terms of performance and cost-effectiveness.  The Company participates in trade shows, direct-mail advertising and selective advertisements in industry publications.
The Company believes that its high quality products, technical innovation, sup-
port and service result in significant industry awareness of its products, and numerous word of mouth referrals for its products.  The Company differentiates its products through one-on-one sessions with the key decision makers of its current and prospective customers during which the Company's trained engineers and distributors perform product demonstrations.

	    Historically, the Company has focused its marketing efforts primarily on the music market segment.  In this segment, most of the Company's sales were to individual recording artists, composers, producers and independent record companies who purchase the Companys systems for their own professional or per-
sonal use.  While the Company believes that there is continued substantial opportunity growth of the Company's sales in the music segment of the market, the Company's strategy is to continue to expand into the complementary and adjacent market segments, including post production, broadcast, live sound reinforcement and multimedia.  The CS2000's and CS3000's flexible architecture, high performance and high quality at an affordable price has made it the choice of many high profile end users in these segments. To address these adjacent mar-
ket segments, during 1997 the Company produced market specific product litera-
ture, broadened its base of publications in which it advertises, attended trade shows and communicated through direct mail communications. *

<F1>
This paragraph contains forward-looking statements reflecting current expec-tations. There can be no assurance that the Company's actual future perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (14)

Sales and Distribution

	    Euphonix sells its consoles through its direct sales organization in the
United States, the United Kingdom and Japan, and manages a network of interna-
tional sales representatives for sales in other countries.  The Company conducts it direct sales activity in the United States from its sales offices in Los An-
geles, New York and Nashville.

	    The Company's international distributors typically cover an exclusive geo-
graphic region.  Distributors generally order and purchase systems from the
Company based on orders they receive for Euphonix systems. Certain of the Com-
pany's distributors provide direct customer support and installation, while the other distributors receive customer support and installation from the Company's international sales offices. There were no customers who accounted for 10.0% or more of the Company's net revenues in fiscal 1997.

	    A key element of the Company's strategy is to continue to build a worldwide presence through its international sales presence and its network of sales re-
presentatives in order to address fully its target markets and to serve cus-
tomers that operate on an international basis.  The Company believes that reve-
nues from customers outside the United States will continue to account for a substantial portion of its revenues, and that it is well-positioned to expand sales of the Company's console in international markets through its interna-
tional sales presence and its network of international distributors.

Customer Service and Support

	    Providing excellent customer service and support is a key element of the
Company's strategy to maintain and build its reputation for high quality and enhance brand name loyalty.  The Company provides service, support and training to its customers and sales representatives through a wide range of support ser-
vices, including on-site and telephone support and training in the use of the
Company's consoles.

     The Company's customer service organization provides the following ser-vices:

	    Systems Installation and Training. The Company's systems installation personnel assist customers in the configuration, installation and testing of Euphonix systems at the customer's site. The systems can usually be installed in less than one day, which the Company believes to be considerably less time than required for other manufacturers' large format consoles. The Company provides demonstration equipment for use by customers as well as prospective purchasers at each of the Company's sales offices (and those of certain sales representatives). The Company may also provide on-site training following in-stallation of its system, as well as advanced operations documentation regarding the Euphonix system.

	    Technical Support.  The Company's technical support personnel provide tele-
phone assistance to customers and sales representatives.  These personnel assist customers in the use of their systems, and diagnose and solve technical soft-
ware, hardware and application problems with the aid of self-diagnostic programs within the Euphonix system.  The Company provides a one-year warranty on the
Euphonix system covering defects in materials and workmanship.  Such policy pro-
vides that the Company may, at its option, repair, replace or refund the full purchase price of any defective products sold to the customers.  Technical sup-
port personnel maintain a supply of similar or spare modules to deliver to cus-
tomers if necessary for repair, and in more complicated situations will dispatch

<F1>
This paragraph contain forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (15)
an on-site technician to assist the customer. The Company also offers an on-line 24-hour computer bulletin board to maintain communications with its cus-tomers.

Research and Development

	    The Company's research and development strategy is to develop high-quality enhancements to its products, focusing on modularity and upgradeability of such products, as well as new products for its target market segments. The Company's research and development and engineering staff consists of highly trained soft-
ware, electronic and mechanical engineers and technicians with technical back-
grounds in computer software design, digital signal processing, analog audio processing and high speed audio communications.

 	   The Company's research and development expenses for the years ended Decem-
ber 31, 1997, 1996, and 1995 were $3.7 million, $2.8 million, and $1.7 million, respectively.

Proprietary Rights

	    The Company generally relies on a combination of trade secrets, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. The Company currently has two United States registered trademarks, three issued United States patents and several applications for
United States patents pending with respect to certain elements of its hardware and software. The Company has no foreign patents nor has it filed any applica-
tions for any foreign patents.

	    The Company believes that, due to the rapid proliferation of new technolo-
gies in the audio, video and general software industries, intellectual property protection of the Company's proprietary technology will be less influential on the Company's ability to compete in its target markets than the ability of the
Company's research and development personnel to design products that continue to address evolving customer requirements, the ability of the Company to enter new markets and the ability of Euphonix to service its customers. *

Manufacturing and Suppliers

	    The Company focuses its manufacturing efforts on producing high quality products in a cost-effective manner. The Company's manufacturing operations for mixing consoles, located in Palo Alto, consist primarily of materials and pro-
curement management, testing and final assembly of products, quality assurance and shipping. The Company subcontracts other functions, including the production of printed circuit boards, specialized metal finishing and other subassemblies, which currently are not cost-effective for the Company to perform. The Company's systems undergo complete testing and quality inspection at the board level and final assembly stages of production.

	    The Company and its manufacturing vendors are dependent upon single or limited source suppliers, such as Analog Devices, Inc. and Maxim Integrated Pro-ducts, Inc., for numerous components and parts used in the Company's products. Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the Company's continued uninterrupted production because they supply key components, such as integrated circuits, included in the Com-pany's base system. Major delays or terminations in supplies of such components

<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (16)
could significantly adversely affect the Company's timely shipment of its pro-ducts, which in turn would adversely affect the Company's business and results of operations. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements for any sole-sourced components. The Company generally purchases these single or limited source com-ponents pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers. In addition, the availability of many components to the Company's subcontractors is dependent in part on the Company's ability to pro-vide its subcontractors, and in turn the subcontractor's ability to provide their suppliers, with accurate forecasts of their future requirements. The process of qualifying suppliers or designing out certain parts could be lengthy, and no assurance can be given that any additional sources or product redesign would be available to the Company or implemented on a timely basis. In the past, the Company has experienced interruptions in the supply of certain key components from suppliers which delayed product shipments and there can be no assurance that the Company will not experience significant shortages for these components in the future. The Company does not maintain an extensive inventory of such components and any extended interruption or reduction in the future supply or increases in prices of any key components currently obtained from a single limited source supplier could have a material adverse effect on the Company's business and results of operations for any given period. *


Competition

     The markets for the Company's mixing products are intensely competitive and characterized by significant price competition. The markets for mixing consoles can be classified based on price, as follows: (1) low-end range products with prices up to $30,000; (2) mid-range products with prices from $30,000 to $100,000; and (3) high end range products with prices over $100,000. Prices for mixing consoles generally vary based on the number of channels and the proces-sing power per channel, which directly affects the quality of the sound output of the particular mixing consoles. The Company's products compete primarily with other mixing consoles in the high end price range of the Company's targeted market segments, although they may also compete with lower priced products with fewer features. Competing companies in the high-end price range include, among others, Solid State Logic, Ltd. (a wholly-owned subsidiary of Carlton Communica-tions Ltd.), AMS Neve, GLW a.k.a. Harrison, Amek Technology Group, plc, Sony Corporation, Calrac Ltd., and Otari Corporation. In addition, the Company believes that, as technology in the professional audio industry advances, prices for mixing consoles and other audio equipment, including the Company's products, will decrease, and as a result the Company's products may increasingly compete against lower priced products, as well as products in the high-end price range. There are numerous companies, in addition to those listed above, that compete in the low-end and mid-range of the professional audio market. Many of the Com-pany's competitors are larger and have greater financial, technical, manufactur-ing and marketing resources, broader product offerings, more extensive distribu-tion networks and larger installed bases than the Company. A number of the Com-pany's competitors currently offer all digital mixing consoles, as well as ana-log control/analog processing mixing consoles, at least two competitors (Harri-son & Calrac) currently offers a hybrid digital control/analog processing mix-ing console, and all such competitors are likely to have additional products under development. The Company believes that companies with large installed bases, in particular, may have a competitive advantage since many potential customers in the Company's targeted markets are often reluctant to commit signi-ficant resources to replace their current products and to retrain operators to use new products despite technological advantages of such new alternative products. Certain of the Company's competitors also offer customers leasing or refinancing packages in connection with the purchase of their mixing consoles, which financing alternatives the Company does not generally offer. Furthermore,

<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (17)
the Company competes with resellers of used mixing consoles and equipment who are able to sell high-end price range products at generally lower prices.*

	    The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product perfor-
mance and price, distribution, availability of lease or other financing alterna-
tives, resale of used systems and customer support.  There can be no assurance that the Company will be able to compete successfully with respect to these fac-
tors. In addition, there can be no assurance that the Company will successfully differentiate its products from the products of its competitors or that the mar-
ketplace will consider the Company's products to be superior to competing pro-
ducts.  Moreover, the Company's competitors may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Al-
though the Company believes that its audio mixing console has certain technolo-
gical advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development, sales and mar-
keting and customer service and support.  There can be no assurance that the
Company will have sufficient resources to be able to maintain such competitive advantages. *

Backlog

	    An order is booked into a backlog when a deposit or a purchase order is received from the customer or leasing agent.  The Company's products are typi-
cally delivered to customers two to three months after receipt of an order.
However, because shipment of the product is dependent upon other customer re-
quirements or changing situations, the product may not be delivered for more than a year after the receipt of the order. All orders are subject to cancella-
tion or rescheduling by the customer. The Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

Employees

	    As of December 31, 1997, the Company had 126 full-time employees and con-
sultants. The Company currently intends to hire additional personnel during the next 12 months.  None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike.  The
Company considers its employee relations to be good.

Acquisition

	    On February 7, 1996, the Company acquired Spectral, Incorporated, a Wash-
ington-based company that develops and markets PC-based digital audio worksta-
tions.  The purchase price of the acquisition was approximately $2.3 million, which consisted of the purchase of Spectral's stock for $1.5 million and debt reduction of $778,000.

<F1>
This paragraph contains forward-looking statements reflecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.
                                    (18)

                               		MANAGEMENT
Executive Officers

	    The executive and other officers of the Company and their ages as of Decem-
ber 31, 1997 are as follows:

         Name            Age                         Position
         ----            ---                         --------
Barry Margerum           46   Chief Executive Officer, President and Director
Scott W. Silfvast	       35   Sr. Vice President of Product Marketing and
                               Director
Thomas Fristoe           37   Vice President of World Wide Sales and Marketing
                               Communications
Steve Milne              40   Vice President of Engineering

	    Barry Margerum was appointed Chief Executive Officer, President and Direc-
tor of the Company in June 1997. From 1994 to June 1997, he served first as Vic
President of Marketing and then as President and General Manager of the CMS Div-
ision of Plantronics, Inc.  From 1989 to 1994, Mr. Margerum was President and
CEO of MITEM Corporation, a provider of middleware technology for enterprise distributed systems.  From 1980 to 1988, Mr. Margerum held a variety of execu-
tive sales and marketing positions for GriD Systems Corporation, a pioneer in the field of lap-top computers. Prior to that Mr. Margerum was employed by Apple
Computer Inc., Epsilon Data Management and International Business Machines Cor-
poration.

	    Scott W. Silfvast founded the Company in July 1988. He has been a director of the Company since its inception and has served as President from March 1990 to May 1997 at which time the Company appointed Barry Margerum as the new CEO and President.  Mr. Silfvast also served as Chairman of the Board from July 1988 until February 1991. From 1983 to July 1988, he was an engineer for SRS, a mea-
surement instrumentation company.

	    Thomas Fristoe joined the Company as Vice President, Worldwide Sales in
June 1997.  In December 1997, Mr. Fristoe was promoted to Vice President of
Worldwide Sales and Marketing Communications.  From March, 1996 to June 1997,
Mr. Fristoe was VP, Sales and Marketing for Specular International, a software publisher of 3D design, automation and internet design tools.  From December
1993 to 1996, Mr. Fristoe was Vice President of Sales for FWB.  From 1991 to
November 1993, Mr. Fristoe was National Sales Manager for Digital F/X.

	    Steve Milne joined the Company in April 1996 as Vice President of Engineer-
ing.  From 1992 to 1996, he was employed at Taligent, Inc. most recently as Dir-
ector, Media Software Development.  Taligent, Inc. is a software joint venture owned by International Business Machines Corporation, Hewlett-Packard Company,
and Apple Computers Inc.  From 1986 to 1992, Mr. Milne was an engineer and mana-
ger working on audio for Apple Computer Inc.  Prior to that Mr. Milne was em-
ployed by Sydis, Inc. and Wang Laboratories, working on voice recording pro-
ducts.

Item 2.  Properties.

	    The Company leases approximately 40,000 square-feet space at its headquar-
ters located on Portage Avenue in Palo Alto, California, under leases expiring in September 2004.  Activities at this facility include engineering, manufactur-
ing, management information systems, customer service, distribution and general administration. Euphonix also leases space for its sales and service offices in
Los Angeles, New York, Nashville and London, and its subsidiaries in Seattle. In addition, the Company rents a sales office in Japan on a month to month basis.

                                    (19)

Item 3.  Legal Proceedings.

   	The Company is not currently involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

    	Not applicable.














                                    (20)

                                   PART II
                                   -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

    	The Company effected the initial public offering of its Common Stock on August 22, 1995, at a price to the public of $8.00 per share. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock:

Fiscal 1996                         High          Low
-----------                         ----          ---
First quarter.....................$ 12.25       $ 8.13
Second quarter....................  10.75         8.00
Third quarter.....................   8.13         4.57
Fourth quarter....................   6.13         3.50
Fiscal 1997
-----------
First quarter.....................   4.63         2.69
Second quarter....................   4.00         2.50
Third quarter.....................   3.00         1.75
Fourth quarter....................   2.06         0.97

	    As of March 10, 1998, there were approximately 88 holders of record of the
Company's Common Stock.  The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "EUPH".

	    The Company has not paid any cash dividends on its Common Stock and cur-
rently intends to retain any future earnings for use in its business.  Accord-
ingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future. *







<F1>
This paragraph contains forward-looking statements relecting current expecta-tions. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future per-formance.
                                    (21)

Item 6.  Selected Financial Data.

	    The following selected financial data for the five-year period ended Decem-
ber 31, 1997, should be read in conjunction with the Company's Financial State-
ments and notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operation" included in Item 7 of this report.

                                         Year Ended December 31,
                             -------------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
                                     (In thousands, except per share data)
Statement of Operations Data:
  Net revenues...............$  18,093  $  18,237  $ 14,681  $ 8,133  $  6,331
  Gross margin...............    8,860      9,396     7,482    4,246     3,322
  Operating income (loss)....   (2,304)    (1,836)    1,436      416       104
  Net income (loss)..........$  (1,933) $  (1,398) $  1,346  $   472  $    163
  Net income (loss) per share:
   Basic (1),(2).............$   (0.35) $   (0.25) $   0.50
   Diluted (1),(2)...........$   (0.35) $   (0.25) $   0.28
Shares used in computing net
 income (loss) per share:
   Basic.....................    5,576      5,515     2,702
   Diluted...................    5,576      5,515     4,827
                                                December 31,
                              ------------------------------------------------
                                  1997      1996       1995      1994     1993
                                  ----      ----       ----      ----     ----
                                              (In thousands)
Balance Sheet Data:
  Working capital             $  9,095   $ 11,035   $ 12,937  $ 2,588  $ 2,256
  Total assets                  13,208     15,466     18,279    4,999    4,288
  Long-term obligations (3)         32         66       ----     ----     ----
  Redeemable convertible
   preferred stock                ----       ----       ----    2,185    2,185
  Shareholders' equity          10,487     12,338     13,602      964      486

(1)	The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per
Share.  For further discussion of earnings per share and the impact of State-
ment No. 128, see the notes to the consolidated financial statements beginning on page 35.
(2) Prior to 1995, statements of operations data omit net income per share as it was not presented in the initial public offering registration statement.
(3)	Represents long-term portion of capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

	    The Company develops, manufactures and markets digitally controlled audio mixing consoles for the use in the production of audio content for the music, post production (film and television), broadcast, live sound reinforcement
(live concerts and theater) and multimedia segments of the professional audio market.  From its inception in July 1988 through 1990, the Company was princi-
pally engaged in product research and development.  In late 1991, the Company began shipping its first commercial product in the United States and interna-
tionally.  As of December 31, 1997, the Company has shipped over 350 of its mix-
ing consoles worldwide.

                                    (22)

	    The price of the Company's mixing consoles generally ranges from $100,000 to $400,000, and is often the most expensive piece of equipment in the studio.
Products are typically delivered two to three months after receipt of an order.
Prior to shipping a product, the Company generally requires payment of a sub-
stantial portion of the purchase price, an irrevocable letter of credit or a purchase order from a third-party lessor.  The Company usually relies on new orders in the same quarter to achieve its net revenues.  The Company recognizes revenue upon shipment.


Annual Results of Operations

	    The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                Year Ended December 31,
                                                -----------------------
                                               1997       1996       1995
                                               ----       ----       ----
Net revenues................................. 100.0%      100.0%    100.0%
Cost of revenues.............................  51.0        48.5      49.0
                                             -------     --------  --------
   Gross margin..............................  49.0        51.5      51.0
Operating expenses:
 Research and development....................  20.4        15.5      11.3
 Sales and marketing.........................  30.0        25.0      20.2
 General and administrative..................  11.3        10.7       9.7
 In-process technology ......................   ---         7.9       ---
 Write off of intangibles and goodwill ......   ---         2.4       ---
                                             -------     --------  --------
   Total operating expenses..................  61.7        61.5      41.2
                                             -------     --------  --------
Operating income (loss)...................... (12.7)      (10.0)      9.8
Interest income, net.........................    .8         2.6       2.1
                                             -------     --------  --------
Income (loss) before income taxes............ (11.9)       (7.4)     11.9
Provision (benefit) for income taxes.........  (1.2)        0.3       2.7
                                             -------     --------  --------
Net income (loss) ........................... (10.7)%      (7.7)%     9.2%
                                             -------     --------  --------

Net Revenues

	    Net revenues decreased to $18.1 million in 1997 down from $18.2 million in
1996 and up from $14.7 million in 1995, representing a decrease of .8% in 1997 from 1996 and an increase of 24.2% in 1996 from 1995. The decrease in net reve-
nues from 1996 to 1997 is primarily due to lower sales in Europe during 1997.
The decline in European sales was the direct result of employee turnover within the international sales department and the loss of sales representatives, which limited the Company's ability to maintain existing market share and penetrate new markets abroad. Sales in Europe were $2.0 million or 11.0% of net revenues in 1997 compared to $4.0 million or 21.6% of net revenues in 1996.  The Com-
pany's increase in net revenues in 1996 from 1995 resulted primarily from in-
creased sales efforts, increased market acceptance and enhanced product capabil-
ities of the Company's mixing consoles.  In addition, the Company acquired Spec-
tral during the year, which contributed $1.2 million to net revenues in 1996.

	    In early 1997, the Company terminated its sales representative in Japan and began its own direct sales operation, however the change in operations did not materially impact net revenues.  Electori Co. Ltd., the Company's sales repre-
sentative in Japan since 1992, accounted for $896,000 or 4.9% of net revenues in
1996, while the direct sales operation contributed $876,000 or 4.8% of net reve-
nues in 1997.  Net revenues in 1997 for Spectral, it's wholly owned subsidiary, were relatively consistent with 1996.  Spectral contributed $1.3 million or
7.0% of net revenues in 1997 compared to $1.2 million or 6.6% of net revenues in
1996.
                                    (23)

	    Sales of the Company's products in the United States were $10.7 million,
$8.7 million and $7.6 million, comprising approximately 59.1%, 47.3% and 51.5%
of the Company's net revenues for 1997, 1996 and 1995, respectively.  Export sales were $7.4 million, $9.5 million and $7.1 million, comprising approximately
40.9%, 52.7% and 48.5% of the Company's net revenues for 1997, 1996 and 1995, respectively. Export sales in absolute dollars as well as a percent of net reve-
nues, were down in 1997 compared to 1996 due to inadequate resources to support the sales and distribution efforts in Europe. Export sales in absolute dollars as well as a percent of net revenues, were higher in 1996 compared to 1995 due to improved economic conditions in Japan and certain major European countries.

     In 1997, the Company made process and strategy changes which included re-organizing its marketing, product marketing, domestic sales and service, Euro-pean sales and its Spectral sales operations. In addition, a new sales operation was created in Japan. These changes were made to correct inadequate resources and support the sales and distribution efforts for all of Europe and the Pacific Rim. The Company believes these processes and strategy improvements will stren-gthen its presence in the international marketplace.

Gross Margin

	    The Company's gross margin decreased to $8.9 million in 1997 from $9.4 mil-
lion in 1996 and up from $7.5 million in 1995, representing a decrease of 5.7%
from 1996 to 1997, and an increase of 25.6% from 1995 to 1996. Gross margin as a percent of net revenue was 49.0% in 1997 down from 51.5% in 1996 and 51.0% in
1995. The decrease in the margin in 1997 from 1996 was primarily attributable to higher material procurement costs for the CS3000 mixing consoles, which were in-
troduced in April 1997. The increase in the margin in 1996 from 1995 was pri-
marily attributable to lower material procurement costs.  In addition during
1996, the Company acquired Spectral whose products have a higher gross margin percentage than the mixing consoles.

Research and Development

	    Research and development expenses increased to $3.7 million in 1997, up from $2.8 million in 1996 and $1.7 million in 1995, representing an increase in research and development expenses of 30.0% in 1997 as compared to 1996, and an increase of 70.9% in 1996 as compared to 1995. Research and development expenses as a percentage of net revenues increased to 20.4% in 1997, up from 15.5% in
1996 and 11.3% in 1995. The increase in research and development expenses in ab-
solute dollars and as a percentage of net revenues from 1996 to 1997 was primar-
ily due to additional personnel and increased development efforts for next gen-
eration products. The increase research and development expenses in 1996 from
1995 was primarily due to the addition of Spectral, Incorporated engineering personnel. The substantial investment in these next generation products will re-
sult in higher research and development expenses to be incurred in absolute dol-
lars over the next twelve months.

Sales and Marketing

	    Sales and marketing expenses increased to $5.4 million in 1997 up from $4.6 million in 1996 and $3.0 million in 1995, representing an increase in sales and marketing expenses of 19.3% in 1997 as compared with 1996, and an increase of
53.9% in 1996 as compared with 1995.  Sales and marketing expenses also increas-
ed as a percentage of net revenues to 30.0% in 1997 from 25.0% in 1996 and from
20.2% in 1995. The increase in sales and marketing expenses in absolute dollars and as a percentage of net revenues in 1997, was primarily attributable to addi-
tional personnel to strengthen its international sales operations, and increased investments in new and existing market segments. The Company increased it's ex-
penditures for advertising, trade shows and product demonstrations to support the introduction of the CS3000 in 1997.  The increase in sales and marketing ex-
penses in absolute dollars and as a percentage of sales in 1996, was primar-
ily attributable to the addition of Spectral, Incorporated sales and marketing personnel.
                                    (24)

General and Administrative

	    General and administrative expenses were $2.0 million in 1997 and 1996 up from $1.4 million in 1995, representing no additional increase in 1997 from
1996, and an increase in general and administrative expenses of 36.9% in 1996 from 1995.  General and administrative expenses as a percent of net revenues in-
creased to 11.3% in 1997 from 10.7% in 1996, and from 9.7% in 1995, respective-
ly. The increase in general and administrative expenses as a percentage of net revenues in 1997 is due to increases in the allowance for doubtful accounts re-
serve to cover inherent risk of carrying higher receivable balances and selling to new customers.  The increase in absolute dollars and as a percentage of net revenues in 1996 is primarily due to increases in headcount. In addition, the
Company was required to meet the reporting, legal and accounting requirements of a publicly traded company for all of 1996, whereas it was only publicly held for the last three months of 1995.

In-process Technology & Write off of Intangibles and Goodwill

     In connection with the acquisition of Spectral, Euphonix recorded a charge in 1996 for in-process technology that had not yet reached technological feasi-bility and did not have alternative future uses. This one-time charge amounted to $1.4 million during the first quarter of 1996. In the fourth quarter of 1996 the unamortized capitalized technology and goodwill was charged to expense due to new products being planned and developed which would address the high end digital audio workstation (DAW) and recorder markets that did not include Spec-tral's existing technology. In addition Spectral's existing technology had no alternative future uses.

Provision / (benefit)  for Income Taxes

	    The Company's effective tax rate was a 10.3% benefit in 1997 and a 9.3%
provision in 1996, excluding the effects of a one time in-process technology and goodwill write-off in 1996 for which no tax benefit was available. The Company's effective tax rate in 1995 was 22.7%. The effective tax rate for 1997 differs from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes". The effective tax rate for 1996 and 1995 differ from the federal statu-
tory rate of 34% primarily due to utilization of tax loss carryforwards and the recognition of certain deferred tax assets previously subject to valuation al-
lowance.

Liquidity and Capital Resources

	    The Company has funded its operations primarily through cash flows from operations, the private sale of equity securities, and the initial public offer-
ing of Common Stock completed in September 1995.  For the year ended December
31, 1997, cash, cash equivalents and short-term investments decreased by $3.4 million to approximately $3.6 million.  Also during this period, working capital decreased by $1.9 million to approximately $9.1 million.

	    The Company's operating activities used cash of approximately $2.8 mil-
lion in 1997 and 1996, and generated cash of $2.0 million in 1995. Cash used in operating activities for 1997 was comprised primarily of a net loss, a decrease in customer deposits, an increase in inventory, an increase in accounts receiv-
able, and an increase in income taxes receivable, offset partially by higher de-
preciation and amortization expense and a decrease in prepaid expenses, other current assets and other assets.  Cash used in operating activities for 1996 was comprised primarily of a net loss, a decrease in customer deposits, a decrease in accounts payable and accrued liabilities, an increase in inventory, and an increase in prepaid expenses, other current assets and other assets, offset par-
tially by an increase in non cash items including acquired in-process research

                                    (25)
and development and write-off of intangibles and goodwill, and higher deprecia-tion and amortization expense.

     On February 7, 1996 the Company used cash to acquire Spectral, Incorpor-ated, a Washington based company, that develops and markets PC-based digital audio workstations. The cost of the acquisition was approximately $2.3 million which included the purchase of Spectral's stock for $1.5 million and debt reduc-tion of $778,000.

	    As of December 31, 1997, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $3.6 million.
The Company believes that its existing sources of liquidity, together with addi-
tional funds provided by investors subsequent to year end, will be sufficient to finance operations until at least December 31, 1998. -(See Note 11. Sharehold-
ers' Equity of Notes to Consolidated Financial Statements in Part II, Item 8 of
this 10K).

Year 2000

	    Based on a recent assessment, the Company has determined that it will not need to modify or replace its software so that its computer systems will func-
tion properly with respect to dates in the year 2000 and beyond.  The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations.  The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remed-
iate properly their computer systems.  The Company believes that its products will not be significantly affected by the Year 2000 issue.

	    The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff.  The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transac-
tions with customers, suppliers, and financial institutions are fully supported.
The Company is well under way with these efforts, which are scheduled to be com-
pleted in early 1999.  While the Company believes its planning efforts are ade-
quate to address its Year 2000 concerns, there can be no guarantee that the sys-
tems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Com-
pany.  The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

Impact of Recently Issued Accounting Pronouncements

	    In 1997, the Financial Accounting Standards Board issued Statement No. 128,
"Earnings per Share" ("SFAS 128"),  which is applicable to all financial state-
ments issued for periods ending after December 15, 1997.  Under SFAS 128, the
Company is required to change the method it has used to compute earnings per share and to restate all prior periods.  The new requirements include a calcula-
tion of basic earnings per share, which is based solely upon weighted common shares outstanding; and a calculation of diluted earnings per share, which will include the dilutive effect of stock options, warrants, convertible debt and convertible preferred stock.  Accordingly, the Company adopted the provisions of
SFAS 128 for the year ended December 31, 1997, and all share and per share data have been adjusted retroactively to comply with the new statement.

	    In addition, in February 1998, the Securities and Exchange Commission is-
sued Staff Accounting Bulletin No. 98, Earnings Per Share.  Staff Accounting

                                    (26)

Bulletin No. 98, effected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Earnings per share amounts presented have been restated to conform to the re-quirements of Staff Accounting Bulletin No. 98.

	    In June 1997, the Financial Accounting Standards Board issued Statement No.
130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997 and will first be reflected in the Com-
pany's first quarter 1998 interim financial statements.  As this is a "disclo-
sure only" requirement, the adoption of FAS 130 will not have a material impact on the Company's consolidated financial position or results of operations.

	    In June 1997, the FASB released Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information"
(FAS 131).  FAS 131 will change the way companies report selected segment infor-
mation in annual financial statements and also requires those companies to re-
port selected segment information in interim financial reports to stockholders.
FAS 131 is effective for fiscal years beginning after December 15, 1997 and will be reflected in the Company's 1998 Annual Report.  The Company has not yet
reached a conclusion as to the appropriate segments, if any, which it will be required to comply with under FAS 131.  As this is a "disclosure only" require-
ment, the adoption of FAS 131 will not have a material impact on the Company's consolidated financial position or results of operations.

Factors Affecting Future Operating Results

	    The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its hardware platform.  The Company believes that sales of this system, along with enhancements thereof, will continue to constitute virtually all of the Company's revenues for the foreseeable future, with only limited sales of digital audio workstations by Spectral. Accordingly, any factor adversely affecting the Com-
pany's base system, whether technical, competitive or otherwise, could have a material adverse effect on the Company's business and results of operations.

     A limited number of the Company's system sales typically account for a sub-stantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. Moreover, the Company's expense levels are based in part on its expectations of future revenue. Therefore, if revenue is below expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is influenced by a num-ber of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product de-velopment and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quar-terly earnings shortfalls or losses.

	    The markets for the Company's system are characterized by changing technol-
ogies and new product introductions.  The Company's future success will depend in part upon its continued ability to enhance its base system with features in-
cluding new software and hardware add-ons and to develop or acquire and intro-
duce new products and features which meet new market demands and changing cus-
tomer requirements on a timely basis. The Company is currently designing and developing new products, primarily in the areas of recording, editing and mix-
ing functions of sound production as well as digital audio processing and net-
working systems.  In addition, there can be no assurance that products or tech-
nologies developed by others will not render the Company's products or technolo-
gies non-competitive or obsolete. See "Business".

                                    (27)

	    To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any market segments. The Com-
pany's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition.
The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product de-
velopment (including development on a timely basis of a hybrid digital product, of which there can be no assurance) and introduction by the Company and its com-
petitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support. See
"Business--Competition".

	    Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the integrated circuits included in the Company's base system. Major delays or terminations in supplies of such components could have a significant adverse effect on the Company's timely shipment of its products, which in turn would adversely affect the Company's business and results of oper-
ations. The Company also relies on single vendors to manufacture major subassem-
blies for its products. Any extended interruption in the future supply or in-
crease in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations. See "Business--Manufacturing and Suppliers".

	    In addition, as different electrical, radiation or other standards applic-
able to the Company's products are adopted in countries, including the United
States, or groups of countries in which the Company sells its products, the failure of the Company to modify its products, if necessary, to comply with such standards would likely have an adverse effect on the Company's business and re-
sults of operations. See "Business--Sales and Distribution".

	    The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to deter-
mine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-party claims alleging in-
fringement will not be asserted against the Company in the future. Any such claims could have a material adverse effect on the Company's business and re-
sults of operations. See "Business--Proprietary Rights".

	    The Company's success depends, in part, on its ability to retain key manage
-ment and technical employees and its continued ability to attract and retain highly skilled personnel. In addition, the Company's ability to manage any growth will require it to continue to improve and expand its management, opera-
tional and financial systems and controls. If the Company's management is unable to manage growth effectively, its business and results of operations will be ad-
versely affected.

     The Company acquired Spectral in February 1996. Sale of Spectral products for 1997 and 1996 were significantly below plan and below 1995 sales levels. Spectral's pre-tax operating losses for 1997 and 1996 also increased signifi-cantly due primarily to lower sales volumes and increased engineering staffing costs. In 1996, Spectral engineering, marketing and sales activities were inte-grated into the respective Euphonix organizations. In 1997, the Company further integrated Spectral activities by the transfer of their manufacturing to Eupho-nix headquarters in Palo Alto, California.

                                    (28)

      As a result of these and other factors, the Company has experienced signi-ficant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expec-tations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affec-ted. See "Factors Affecting Future Operating Results."


Item	 8.  Financial Statements and Supplementary Data

Index to Financial Statements
               										                                                 Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors ........................  30
Consolidated Balance Sheets as of December 31, 1997, and 1996 ............  31
Consolidated Statements of Operations for the years ended December 31, 1997,
 1996, and 1995 ..........................................................  32
Consolidated Statements of Shareholders' Equity for the years ended December
 31, 1997, 1996 and 1995.................................................. 	33
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
 1996 and 1995............................................................ 	34
Notes to Consolidated Financial Statements................................  35











                                    (29)

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Euphonix, Inc.

We have audited the accompanying consolidated balance sheets of Euphonix, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial state-ment schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain rea-sonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by man-agement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eupho-nix, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             										ERNST & YOUNG LLP

San Jose, California
February 12, 1998, except
for Note 11 as for which
the date is March 27, 1998




                                    (30)

                                EUPHONIX, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               -------------------------------
                 ASSETS                             1997            1996
                                                    ----            ----
CURRENT ASSETS:
 Cash and cash equivalents.....................$  1,880,093      $  1,428,095
 Short-term investments........................   1,710,223         5,591,272
 Accounts receivable (net of allowance for
  doubtful accounts: 1997, $222,793; 1996,
  $119,739)....................................   1,911,095         1,626,756
 Inventories...................................   5,309,818         4,674,082
 Income tax receivable.........................     544,000               ---
 Prepaid expenses and other current assets.....     306,308           697,064
                                               -------------     -------------
           Total current assets................  11,661,537        14,017,269

PROPERTY AND EQUIPMENT:
 Furniture and fixtures........................     253,514           217,680
 Computer equipment and software...............   1,839,949         1,443,291
 Leasehold improvements........................     283,647           177,353
 Demo equipment................................     282,421           238,443
                                               -------------     -------------
                                                  2,659,531         2,076,767
 Accumulated depreciation and amortization.....   1,233,822           828,834
                                               -------------     -------------
                                                  1,425,709         1,247,933
Deposits and other assets......................     120,829           200,561
                                               -------------     -------------
            Total assets...................... $ 13,208,075     $  15,465,763
                                               =============     =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable............................. $    924,721     $     736,939
 Accrued payroll and related liabilities,
  including deferred salary...................      387,337           515,786
 Accrued warranty.............................      347,850           382,715
 Accrued commission...........................      155,708           251,958
 Income taxes payable.........................       48,949            50,892
 Other accrued liabilities....................      412,665           515,680
 Customer deposits............................      237,866           484,960
 Short term portion capital leases ...........       51,565            43,679
                                               -------------     -------------
             Total current liabilities........    2,566,661         2,982,609

Long term portion capital leases .............       31,973            65,948
Deferred rent ................................        3,170             5,284
Deferred tax liabilities......................      119,000            74,000
COMMITMENTS
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value: 2,000,000
  authorized shares, none issued and outstanding
  in 1997 and 1996, respectively..............         ----              ----
 Common stock, $0.001 par value: 20,000,000
  authorized shares, 5,589,824 and 5,565,288
  shares issued and outstanding in 1997 and
  1996, respectively .........................        5,590             5,566
 Additional paid-in capital ..................   13,722,855        13,719,069
 Accumulated deficit..........................   (3,101,674)       (1,157,213)
 Deferred compensation .......................     (139,500)         (229,500)
                                               -------------       -----------
                 Total shareholders' equity...   10,487,271        12,337,922
                                               -------------       -----------
                 Total liabilities and share-
                  holders' equity ............$  13,208,075       $15,465,763
                                               =============       ===========

                               See accompanying notes

                                    (31)

                                 EUPHONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                    ------------------------------------------
                                        1997          1996           1995
                                        ----          ----           ----
Net revenues.......................$ 18,093,403   $ 18,237,149  $ 14,681,416
Cost of revenues...................   9,233,651      8,841,122     7,199,688
                                   -------------  ------------- -------------
Gross margin.......................   8,859,752      9,396,027     7,481,728
Costs and expenses:
  Research and development.........   3,682,884      2,831,861     1,656,798
  Sales and marketing..............   5,442,966      4,563,542     2,964,539
  General and administrative.......   2,037,408      1,951,450     1,424,731
  In-process technology ...........         ---      1,445,839           ---
  Write off of intangibles and good-
   will ...........................         ---        439,027           ---
                                    ------------  ------------- -------------
                                     11,163,258     11,231,719     6,046,068
                                    ------------  ------------- -------------
Operating income (loss)............ ( 2,303,506)    (1,835,692)    1,435,660
Interest income and other, net.....     148,560        487,723       306,483
                                    ------------  ------------- -------------
Income (loss) before income taxes..  (2,154,946)    (1,347,969)    1,742,143
Provision (benefit) for income taxes   (222,000)        49,943       395,949
                                    ------------  ------------- -------------
Net income (loss)..................$ (1,932,946) $  (1,397,912) $  1,346,194
                                    ============  ============= =============
Net income (loss) per share:
  Basic............................$      (0.35) $       (0.25) $       0.50
                                    ============  ============= =============
  Diluted..........................$      (0.35) $       (0.25) $       0.28
                                    ============  ============= =============
Number of shares used in computing
  per share amounts (in thousands)
  Basic............................       5,576          5,515         2,702
                                    ============  ============= =============
  Diluted..........................       5,576          5,515         4,827
                                    ============  ============= =============

                             See accompanying notes.




                                    (32)

                                     EUPHONIX, INC.
                            STATEMENTS OF SHAREHOLDERS' EQUITY

                                Convertible Preferred Stock
                             --------------------------------
                                Series A            Series B      Common Stock
                             -------------------  --------------- ------------
                                Shares   Amount    Shares  Amount   Shares
                                ------   ------    ------  -----    ------
Balance at December 31, 1994  1,033,908  $ 1,034   590,232  $  590   923,853
 Conversion of preferred
  stock to common stock..... (1,033,908)  (1,034) (590,232)   (590) 2,647,397
 Sale of commons stock, net
  of issuance costs.........        ---      ---       ---     ---  1,288,604
 Exercise of stock options..        ---      ---       ---     ---    520,430
 Exercise of stock purchase
  rights....................        ---      ---       ---     ---     30,000
 Deferred compensation related
  to stock options..........        ---      ---       ---     ---        ---
 Amortization of deferred
  compensation..............        ---      ---       ---     ---        ---
 Net income.................        ---      ---       ---     ---        ---
                             -----------  -------  --------- ------- ---------
Balance at December 31, 1995        ---      ---       ---     ---   5,410,284
 Exercise of stock options..        ---      ---       ---     ---     155,004
 Amortization of deferred
  compensation..............        ---      ---       ---     ---         ---
 Net loss...................        ---      ---       ---     ---         ---
                             -----------  -------   -------- ------- ----------
Balance at December 31, 1996        ---      ---       ---     ---   5,565,288
 Exercise of stock options..        ---      ---       ---     ---      24,536
 Amortization of deferred
  compensation..............        ---      ---       ---     ---         ---
 Foreign currency translation
  adjustment................        ---      ---       ---     ---         ---
 Net loss...................        ---      ---       ---     ---         ---
                             -----------  --------  --------- ------ ----------
Balance at December 31, 1997        ---   $  ---       ---   $ ---   5,589,824
                             ===========  ========  ========= ====== ==========
(Cont.)
                                               (Accumulated
                       Common Stock   Additional Deficit)/            Total
                       -------------   Paid-In   Retained Deferred Shareholders'
                              Amount   Capital   Earnings Compensation Equity
                              ------   -------   -------- ------------ ------
Balance at December 31, 1994 $  924 $ 2,067,065 $(1,105,495) $  ---  $ 964,118
 Conversion of preferred
  stock to common stock       2,647   2,184,326         ---     ---  2,185,349
 Sale of common stock, net
  of issuance costs.........  1,289   8,994,970         ---     ---  8,996,259
 Exercise of stock options..    520      53,998         ---     ---     54,518
 Exercise of stock purchase
  rights....................     30       2,970         ---     ---      3,000
 Deferred compensation related
  to stock options..........    ---     372,000         ---  (372,000)     ---
 Amortization of deferred
  compensation..............    ---         ---         ---    52,500   52,500
 Net income.................    ---         ---    1,346,194     --- 1,346,194
                             ------- ------------ ----------- ------- ---------
Balance at December 31, 1995  5,410   13,675,329     240,699 (319,500)13,601,938
 Exercise of stock options..    156       43,740         ---      ---     43,896
 Amortization of deferred
  compensation..............    ---          ---         ---   90,000     90,000
 Net loss...................    ---          ---  (1,397,912)    --- (1,397,912)
                             ------- ------------- ---------- ------- ----------
Balance at December 31, 1996  5,566   13,719,069  (1,157,213)(229,500)12,337,922
 Exercise of stock options..     24        3,786         ---      ---      3,810
 Amortization of deferred
  compensation..............    ---          ---         ---   90,000     90,000
 Foreign currency translation
  adjustment................    ---          ---     (11,515)     ---   (11,515)
 Net loss...................    ---          ---  (1,932,946)     ---(1,932,946)
                            -------- ------------ ------------ ------ ----------
Balance at December 31, 1997  5,590 13,722,855 $(3,101,674)$(139,500)$10,487,271
                            ======== =========== ========== ========= ==========

                              See accompanying notes.
                                     (33)

                                  EUPHONIX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                         -------------------------------------
                                              1997         1996        1995
                                              ----         ----        ----
Operating activities
Net (loss) income......................  $(1,932,946)  $(1,397,912) $1,346,194
Adjustments to reconcile net (loss)
 income to net cash provided by (used
 in) operating activities:
 Depreciation and amortization.........      407,797       306,964     153,205
 Loss on disposal of fixed assets......        9,520           ---         ---
 Amortization of technology and goodwill         ---       180,783         ---
 Amortization of organization expense..        6,999         8,554         ---
 Amortization of patents and trademarks        7,638         7,015       6,233
 Deferred compensation amortization....       90,000        90,000      52,500
 Acquired research and development.....          ---     1,445,839         ---
 Write off of intangibles and goodwill           ---       439,027         ---
 Deferred income taxes.................      322,000      (183,000)   (105,000)
 Changes in operating assets and liabilities:
  Prepaid expenses, other current assets
    and other assets...................      167,336      (324,884)   ( 15,685)
  Income tax receivable................     (544,000)          ---         ---
  Accounts receivable..................     (284,339)      176,236    (899,476)
  Inventory............................     (635,736)   (1,033,785) (1,361,944)
  Accounts payable, accrued liabilities,
    and deferred rent..................     (178,854)     (487,575)  1,154,712
  Customer deposits....................     (247,094)   (2,023,500)  1,672,923
                                         ------------- ------------- ----------
Total adjustments......................     (878,733)   (1,398,326)    657,468
                                         ------------- ------------- ----------
Net cash provided by (used in) operating
 activities............................   (2,811,679)   (2,796,238)  2,003,662
Investing activities
Purchase of Spectral, Inc. net of cash
 acquired..............................          ---    (2,283,327)        ---
Proceeds from sales of available-for-sale
 securities............................    4,925,938     6,355,774  12,279,310
Purchases of available-for-sale securities(1,044,889)          --- (23,900,398)
Purchase of property and equipment.....     (573,984)     (716,300)   (294,787)
                                         ------------- ------------ -----------
Net cash provided by (used in) investing
 activities............................    3,307,065     3,356,147 (11,915,875)
Financing activities
Principle payments under capital lease
 obligations...........................      (47,198)      (36,237)        ---
Proceeds from short-term borrowings....      500,000       287,000         ---
Repayment of short-term borrowings.....     (500,000)     (287,000)        ---
Proceeds from sale of common stock.....        3,810        43,896   9,053,777
                                        ------------- ------------- -----------
Net cash provided by (used in) financing
 activities............................      (43,388)        7,659   9,053,777
                                        ------------- ------------- -----------
Net increase (decrease) in cash and cash
 equivalents...........................      451,998       567,568    (858,436)
Cash and cash equivalents at beginning
 of year...............................    1,428,095       860,527   1,718,963
                                        ------------- ------------- -----------
Cash and cash equivalents at end of year  $1,880,093    $1,428,095    $860,527
                                        ------------- ------------- -----------
Supplemental disclosures of cash flow
 information
Cash paid for income taxes.............        $ ---      $894,000     $66,800
Supplemental schedules of noncash investing
 and financing activities
Equipment acquired under capital leases      $21,109        $  ---       $ ---
Conversion of preferred stock to common
 stock.................................        $ ---        $  ---  $4,236,347

                              See accompanying notes.

                                    (34)

                          							EUPHONIX, INC.
	                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Activities and Summary of Significant Accounting Policies

    	Business Activities

	    Euphonix, Inc. (the "Company") was incorporated on July 6, 1988.  The Com-
pany's core business is the development, manufacture and marketing of digitally controlled audio mixing consoles and accessories for use in the production of audio content for music, post production for film and television, broadcast, live sound reinforcement and multimedia world-wide markets. On February 7, 1996,
Euphonix acquired 100% of the stock of Spectral Incorporated. Spectral, a wholly owned subsidiary, develops and markets PC-based digital audio workstations.  In
January 1997, Euphonix began operations at its wholly owned subsidiary Euphonix
Japan, in Tokyo.  Euphonix Japan markets digitally controlled audio mixing con-
soles in the Japanese market.

    	Principles of Consolidation

 	   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

    	Financial Presentation

   		Certain items in the 1996 financial statements have been reclassified to conform to 1997 presentation.

    	Foreign Currency Translation

   		The functional currency for the Company's Japanese subsidiary is the U.S.
dollar.  Assets and liabilities of the Japanese subsidiary are denominated in
Japanese Yen.  Translation adjustments, resulting from the process of transla-
ting the Japanese subsidiary financial statements into U.S. dollars have been included and disclosed as a separate component of shareholders' equity.

    	Use of Estimates

 	   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-
tions that affect the amounts reported in the financial statements and accom-
panying notes. Actual results could differ from those estimates.

	    Cash, Cash Equivalents, and Short-Term Investments

  	  Cash equivalents consist of short-term financial instruments that are readily convertible into cash with original maturities of less then ninety days from the date of acquisition. The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value. The fair values for short -term investments are based on quoted market prices.

                                    (35)

                        							EUPHONIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  	  The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." At December 31, 1997 and 1996, the
Company has classified its short term investments, which are substantially money market funds, that invest in government obligations and corporate securities, as available-for-sale, and has included them in short-term investments. The Com-
pany is exposed to credit risks in the event of default by the financial insti-
tutions or issuers of investments to the extent of amounts recorded on the bal-
ance sheet. Available-for-sale securities are carried at fair value with unreal-
ized gains and losses, reported in a separate component of shareholders' equity.
Unrealized holding gains and losses at December 31, 1997 and 1996 were not material.  Amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-
for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on secur-
ities classified as available-for-sale are included in interest income.

	    At December 31, 1997 and 1996, estimated fair value approximated cost. Realized gains for the years ended December 31, 1997 and 1996 were $5,000 and $28,000, respectively. There were no realized gains for the year ended December 31, 1995.

    	Inventories

  	  Inventories are stated at the lower of cost (first-in, first-out) or market
     (net realizable value).
	    Inventories consist of the following:

                                                    December 31,
                                           ---------------------------------
                                                  1997         1996
                                                  ----         ----
      Raw materials.......................  $  1,213,574  $  1,983,382
      Work-in-process.....................     1,281,064       935,211
      Finished goods......................     2,815,180     1,755,489
                                            ------------  ------------
                                            $  5,309,818  $  4,674,082
                                            ============  ============

      Property and Equipment

	     Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, generally five years or, in the case of property under capital leases, over the lesser of the useful life of the assets or lease term.  Depreciation expense was $358,748,
$258,781, and $153,205 for the three years ended December 31, 1997, 1996 and
1995.

     	Revenue Recognition

   	  Revenues are recognized upon shipment. Revenues on rental units, which have not been material, are recognized upon the invoicing of the monthly rental charges. Depreciation on rental units is charged to cost of revenues.

     	Warranty Accrual

   	  The Company provides a one-year parts and labor warranty on its products.
The Company accrues for estimated warranty costs upon shipment.

                                    (36)

                               EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	     Advertising Costs

   	  The Company expenses advertising costs as incurred. Advertising expense was approximately $435,000, $293,000 and $216,000 in 1997, 1996 and 1995, re-
spectively.

     	Income Taxes

   	  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, the liability method is used in account-ing for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     	Stock-Based Compensation

 	    The Company accounts for stock-based awards to employees using the intrin-
sic value method in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25").  Accordingly, no compen-
sation expense is recognized when the exercise price for fixed cost stock option plans equals the fair value of underlying common stock on the grant date.  The
Company provides additional pro forma disclosures as required under Statement of
Financial Accounting Standards No. 123, "Accounting for Stock Based Compensa-
tion" ("SFAS 123").

 	    Impact of Recently Issued Accounting Pronouncements

		    In February 1997, the Financial Accounting Standards Board issued State-
ment No. 128, "Earnings per Share" ("SFAS 128"), which is applicable to all fi-
nancial statements issued for periods ending after December 15, 1997.  Under
SFAS 128, the Company is required to change the method it has used to compute earnings per share and to restate all prior periods.  The new requirements in-
clude a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants, and convertible debt are excluded; and a calculation of diluted earnings per share, which includes the dilutive effect of these securities.  Accordingly, the Company adopted the provisions of SFAS 128 for the year ended December 31, 1997, and all share and per share data have been adjust-
ed retroactively to comply with the new statement.

		    In addition, in February 1998, the Securities and Exchange Commission
issued Staff Accounting Bulletin No. 98, Earnings Per Share.  Staff Accounting
Bulletin No. 98 effected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering.
Earnings per share amounts presented have been restated to conform to the re-
quirements of Staff Accounting Bulletin No. 98.

		    In June 1997, the FASB released Statement of Financial Accounting Stan-
dards No. 130, "Reporting Comprehensive Income" (FAS 130).  FAS 130 establishes standards for the reporting and display of comprehensive income and its compon-
ents in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997 and will be reflected in the Com-
pany's first quarter 1998 interim financial statements.  As this is a "disclo-
sure only" requirement, the adoption of FAS 130 will not have a material impact on the Company's consolidated financial position or results of operations.

                                    (37)

                         						EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


	    In June 1997, the FASB released Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information"
(FAS 131).  FAS 131 will change the way companies report selected segment infor-
mation in annual financial statements and also requires those companies to re-
port selected segment information in interim financial reports to stockholders.
FAS 131 is effective for fiscal years beginning after December 15, 1997 and will first be reflected in the Company's 1998 Annual Report.  The Company has not yet
reached a conclusion as to the appropriate segments, if any, which it will be required to comply with under FAS 131. As this is a "disclosure only" require-
ment, the adoption of FAS 131 will not have a material impact on the Company's consolidated financial position or results of operations.

	   Concentration of Credit Risk

	    The Company sells mainly to end-users and sales representatives. The Com-
pany performs ongoing credit evaluations of its customers and, prior to shipping a product, requires payment of a substantial portion of the purchase price, an irrevocable letter of credit, or a purchase order from a third-party lessor on the majority of orders. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

2.   Commitments

	    The Company leases its main facility, located in Palo Alto, California, un-
der a noncancelable operating lease that expires in 2004. The lease contains provisions for rental adjustments and requires the Company to pay property tax-
es, insurance, property and normal maintenance costs. The Company has an option to continue the lease on a month-to-month basis upon the expiration of the non-
cancelable lease.  During 1997, the Company leased additional space at its Palo
Alto facility and also leased space in Tokyo, Japan for its new sales office.
The lease for additional space in Palo Alto expires in 2004.  The lease for office space in Tokyo is a month to month rental.

	    The Company also leases space for its sales offices in Los Angeles, Nash-
ville, New York, and London under noncancelable operating leases that expire
September 30, 1998, August 31, 1998, August 31, 1999, and August 31, 1999, res-
pectively.  The Company's subsidiary Spectral, Incorporated leases space in
Woodinville, Washington under a noncancelable operating lease that expires Au-
gust 31, 2000.  The Company has an option to renew all leases provided it gives notice at least three months prior to expiration date.


The future minimum lease payments under operating leases are as follows:

                                                    December 31,
                                                       1997
                                                       ----
               1998............................. $    702,400
               1999.............................      718,790
               2000.............................      897,740
               2001.............................      861,632
               2002.............................      886,257
               Thereafter.......................    1,609,922
                                                 ------------
               Total minimum payments........... $  5,676,741
                                                 ============

	    Rental expense was approximately $651,870, $410,000 and $282,000 in 1997,
1996 and 1995, respectively.


                                    (38)

                          							EUPHONIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3.  Obligations Under Capital Leases

     In conjunction with the acquisition of Spectral in 1996, the Company as-sumed certain capital lease obligations of its wholly owned subsidiary. Obliga-tions under capital leases represent the present value of future payments under the equipment lease agreements.

                                                   December 31,   December 31,
                                                      1997            1996
                                                   ------------   --------------
Property, plant and equipment under capital leases $  223,715    $   202,606
Accumulated amortization .........................   (165,570)      (116,521)
                                                   -----------   ------------
Net property, plant and equipment under capital
 leases........................................... $   58,145    $    86,085
                                                   -----------   ------------

	    Amortization expense related to assets acquired under capital leases was
$49,049 and $48,183 for the years ended December 31, 1997, and December 31,
1996, respectively.  The Company held no assets under capital leases during the year ended December 31, 1995.

Future minimum payments under capital leases consist of the following at Decem-ber 31, 1997:

Fiscal year ending December 31:
        1998 ....................................... $   59,861
        1999 .......................................     32,268
        2000 .......................................      2,362
                                                     ----------
Total minimum lease payments .......................     94,491
Amount representing interest .......................     10,953
                                                     ----------
Present value of net minimum lease payments ........     83,538
Less current portion ...............................     51,565
                                                     ----------
Long-term portion .................................. $   31,973
                                                     ==========


	4.  Shareholders' Equity

	Preferred Stock

		   In July 1995, the Board of Directors amended, and the shareholders subse-
quently approved, the Company's Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock.  Preferred stock may be issued from time to time in one or more series.  The Board of Directors is authorized to deter-
mine the rights, preferences, privileges, and restrictions granted to and im-
posed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such ser-
ies without any vote or action by the Company's shareholders.



                                    (39)

                                EUPHONIX, INC.
     			    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	   Public Offering

	    In August and September 1995, the Company sold a total of 1,288,604 shares of common stock at $8.00 per share through its initial public offering. The net proceeds (after underwriters' commissions and fees and other costs associated with the offering) totaled approximately $8,996,000. In connection with the of-
fering, all convertible preferred stock totaling 2,647,397 shares with an aggre-
gate paid-in value of approximately $4,036,000 were converted into 2,647,397 shares of common stock of the Company.

	   1990 Stock Plan

	    The 1990 Stock Plan (the "1990 Plan") provides for the grant of incentive stock options to employees of the Company and nonstatutory stock options and stock purchase rights to employees of the Company. The Company has authorized
2,042,281 shares of common stock for issuance under the 1990 Plan. At December
31, 1997, 187,642 stock option shares were available for grant under the Plan.
Prior to 1997, options issued under the 1990 Plan are exercisable upon vesting, which generally occurs at the rate of one-fifth of the shares one year following the date of grant or hire, with one-sixtieth of the shares vesting each month thereafter.  Options issued in 1997 under the 1990 Plan are exercisable upon vesting, which generally occurs at the rate of one-fourth of the shares one year following the date of grant or hire, with one-forty eight of the shares vesting each month thereafter.

	   1995 Performance Based Stock Option Plan

	    The 1995 Performance Based Stock Option Plan (the "1995 Plan") provides for the grant of incentive stock options to employees of the Company and nonstatu-
tory options to employees of the Company. A total of 50,000 shares of common stock has been reserved for issuance under the 1995 Plan.  At December 31, 1997,
10,750 stock option shares were available to grant under the Plan.  Prior to
1997, options granted under the 1995 Plan during 1995 vest at the rate of one-
third of the shares one year following the vesting commencement date, with one thirty-sixth of the shares vesting each month thereafter. All options granted under the 1995 Plan during 1997 shall vest on December 11, 2000; provided, how-
ever, that if any time prior to December 11, 2000 the optionee meets the perfor-
mance targets set for such optionee by the Board of Directors for fiscal year
1998, 1999 or 2000, then all of the shares subject to the option shall vest upon the date such targets are met.


	   1995 New Director Option Plan

	    The 1995 New Director Option Plan (the "Directors' Plan") authorizes the
Company to issue nonstatutory stock options to purchase up to 50,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the grant date. At December 31, 1997, 40,000 stock option shares were available to grant under the Plan.  The Directors' Plan provides that each person who is an outside director on the effective date of the Direc-
tors' Plan and each outside director who subsequently becomes a member of the
Board of Directors shall be automatically granted an option to purchase 10,000 shares. Additionally, each outside director shall be automatically granted an option to purchase 2,000 shares on the date of each annual shareholders' meeting provided he is an outside director as of the date of such meeting and is reelec-
ted to the Board of Directors at such meeting.  Options under the plan vest one-
fourth each anniversary from date of grant.

                                    (40)

                                EUPHONIX, INC.
		    	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


	   1997 Nonstatutory Stock Option Plan

	    The 1997 Nonstatutory Stock Plan (the "1997 Plan") authorizes the Company to issue nonstatutory stock options to employees of the Company.  A total of
750,000 shares of common stock has been reserved for issuance under the 1997
Plan.  At December 31, 1997, 686,250 stock option shares were available to grant under the Plan.  To date, all options granted under the 1997 Plan shall vest on
December 11, 2000; provided, however, that if any time prior to December 11,
2000 the optionee meets the performance targets set for such optionee by the
Board of Directors for fiscal year 1998, 1999, or 2000, then all of the shares subject to the option shall vest upon the date such targets are met.

	   Re-pricing of Stock Options

	    On October 27, 1996, the Company was authorized to exchange stock options granted under these plans and having an exercise price greater than $5.375 for options with an exercise price of $5.375 (the fair market value of the Company's stock on October 27, 1996).  A total of 382,732 stock option shares were re-
priced.


A summary of the Company's stock option activity for all of its stock option plans, is as follows:

                                                                    Weighted
                                                       Number of     Average
                                                        Shares       Exercise
                                                      Outstanding     Price
                      --------------------------------------------------------
                      Balance at December 31, 1994      765,500       $0.12
                        Granted ..................      221,850        2.90
                        Exercised ................     (520,430)       0.10
                        Canceled .................      (29,450)       2.95
                                                      ----------      -----
                      Balance at December 31, 1995      437,470        1.49
                        Granted ...................     540,750        5.37
                        Exercised .................    (155,004)       0.33
                        Canceled ..................    (168,874)       4.54
                                                      ----------      -----
                      Balance at December 31, 1996      654,342        4.08
                        Granted ...................     730,950        1.59
                        Exercised .................     (24,536)       0.16
                        Canceled ..................    (194,468)       3.06
                                                      ----------      -----
                      Balance at December 31, 1997    1,166,288       $2.77
                                                      ----------      -----


                                    (41)

                                 EUPHONIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The following table summarizes information about stock options outstanding at December 31, 1997:

                    Options Outstanding              Options  Exercisable
             -----------------------------------------------------------------
                           Weighted
                           Average      Weighted                 Weighted
               Number of   Remaining     Average    Number of     Average
   Range of     Shares     Contractual  Exercise     Options      Exercise
   Exercise   Outstanding     Life        Price    Exercisable     Price
    Prices   -----------------------------------------------------------------
 $0.10-$0.15     15,418       5.2 years   $0.14       13,398       $0.14
 $0.20-$1.25    397,348       9.7          1.06       11,582        0.26
$1.781-$2.00    334,200       9.6          1.99       36,461        2.00
$3.00-$4.00      49,500       8.1          3.00       19,139        3.01
$4.687-$5.375   369,822       8.2          5.37      163,609        5.37
             -----------                            ---------
Total         1,166,288                   $2.76      244,189       $4.15
             -----------                            ---------

There were 153,427 and 125,059 outstanding options that were exercisable at De-cember 31, 1996 and 1995, respectively.

	    Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which also requires that the information be deter-
mined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method.  The fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value method.  The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option pricing model.  The minimum value method differs from the Black-Scholes option pricing model because it does not consider the ef-
fect of expected volatility. The following weighted average assumptions were used for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.27%,
6.17% and 6.26%; a dividend yield of 0%; volatility factors of the expected mar-
ket price of the Company's common  stock of 80.0% in 1997 and 65.0% in 1996 and
1995; and a weighted average expected life of the option of 6 years.

	    The Black-Scholes option valuation model was developed for use in estimat-
ing the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single mea-
sure of the fair value of its employee stock options.


                                    (42)

                                EUPHONIX, INC.
			          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



	    For purposes of pro forma disclosures, the estimated fair value of the op-
tions is amortized to expense over the options' vesting period.  The Company's pro forma information follows:

                                            Year Ended December 31,
                                            -----------------------
                                           1997       1996      1995
                                           ----       ----      ----
                                   (in thousands, except per share amounts)
Pro forma net income (loss).....      $   (2,501)  $ (1,932)  $  1,299
Pro forma earnings (loss) per share:
   Basic........................      $    (0.45)  $  (0.35)  $   0.48
   Diluted......................      $    (0.45)  $  (0.35)  $   0.27

  	  The weighted-average grant-date fair value of options granted during the years ended December 31, 1997, 1996 and 1995 were $1.18, $3.36 and $1.10, res-
pectively. Because Statement 123 is applicable only to options granted subse-quent to December 31, 1994, its pro forma effect will not be fully reflected until 1998. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

	   Deferred Compensation

	    For certain options granted, the Company recognized $372,000 as deferred compensation for the excess of the deemed value at the grant date for accounting purposes of the common stock issuable upon exercise of such options over the ag-
gregate exercise price of such options. The deemed value for accounting purposes represents fair value at the date of grant. Deferred compensation is amortized ratably over the vesting period of the options into expense. For the years ended
December 31, 1997, 1996 and 1995 $90,000, $90,000 and $52,500 was charged to operations, respectively.

5.  Income Taxes

	    The provision (benefit) for income taxes consists of the following:

                                            Years Ended December 31,
                                      -------------------------------------
                                          1997        1996        1995
                                          ----        ----        ----
                   Federal:
                     Current.......... $ (222,000)  $ 226,943   $ 450,949
                     Deferred.........        ---    (183,000)   (105,000)
                                       -----------  ----------  ----------
                                         (222,000)     43,943     345,949
                                       -----------  ----------  ----------
                   State:
                     Current..........        ---       7,000      50,000
                     Deferred.........        ---      (1,000)        ---
                                       -----------  ----------  ----------
                                              ---       6,000      50,000
                                       -----------  ----------  ----------
                   Total.............. $ (222,000)  $  49,943   $ 395,949
	                                      -----------  ----------  ----------



                                    (43)

                                 EUPHONIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	    A reconciliation of the provision for income taxes at the federal statutory rate to the provision for income taxes at the effective tax rate is as follows:

                                                  Years Ended December 31,
                                                ----------------------------
                                                   1997      1996     1995
                                                   ----      ----     ----
Income taxes computed at the federal statutory
  rate.......................................   $(754,000) $(458,000) $593,000
Operating losses, utilized....................        ---        ---  (117,000)
In process R&D charge ........................        ---    492,000       ---
Valuation reserve movement ...................    519,000    (31,000) (215,000)
State taxes, net of federal benefit...........        ---      4,000    33,000
Other individually immaterial items...........     13,000     42,943   101,949
                                                ----------- --------- ---------
(Benefit) provision for income taxes..........  $(222,000)  $ 49,943  $395,949
                                                ----------- --------- ---------

     Significant components of the Company's deferred tax assets are as follows:

                                                              December 31,
                                                         ---------------------
                                                             1997       1996
                                                             ----       ----
Deferred tax assets:
  Net operating loss carryforwards....................  $   82,000  $    ---
  Research and development credit carryforwards.......      77,000       ---
  Accruals and reserves currently not deductible for
   tax................................................     430,000   459,000
  Capitalized research and development costs..........     112,000       ---
                                                        ----------  ----------
Total deferred tax assets.............................     701,000   459,000
Valuation allowance for deferred tax assets...........    (582,000)  (63,000)
                                                        ----------  ----------
                                                           119,000   396,000
Deferred tax liabilities:
  Depreciation........................................    (119,000)  (74,000)
                                                        ----------  ----------
    Net deferred tax assets                             $      ---  $322,000
                                                        ----------  ----------

	    The valuation allowance decreased by $231,000 in 1996.

	    As of December 31, 1997, the Company had approximately $1,800,000 in fed-
eral net operating losses and $45,000 in federal research and development cred-
its that will expire in 2012 if not utilized.  In addition, the Company had ap-
proximately $48,000 in state income tax credits that will expire in 2005, if not utilized.

6.  Industry and Geographic Information

	    The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales organi-
zations and through sales representatives. Export sales represented $7.4 mil-
lion, $9.5 million and $7.1 million for the years ended December 31, 1997, 1996, and 1995, respectively.




                                    (44)

                                EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7.  Concentration of Other Risks

	   Products

	    The Company has derived substantially all of its revenues to date from sales of its digitally controlled audio mixing console system. The Company ex-pects that its ability to maintain or expand its current levels of revenues and profits, if any, in the future will depend upon, among other things, its success in enhancing its base system with features including new software and hardware add-ons and developing and marketing new products and features which meet new market demands and changing customer requirements on a timely basis.

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

	   Inventories

	    The Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the financial statements.

	   Customers

	    The Company markets and sells its products primarily to a broad base of customers comprised of end-users and sales representatives. No one end-user or distributor constituted 10% or more of net revenues in 1997, 1996 and 1995.

	   Export Sales

	    If in the future, there should be a downturn in the music market or econo-
mic conditions abroad, the Company business could be materially and adversely affected.  A substantial amount of export sales occur in Europe.  Sales in
Europe were $2.0 million in 1997, $4.0 million in 1996 and $3.2 million in 1995 representing 11%, 22% and 22% of net revenues in 1997, 1996 and 1995, respec-
tively.  With the exception of sales to customers through the Japanese subsid-
iary, sales in all foreign countries are denominated in U.S. dollars.  Sales through the Japan subsidiary are denominated in Japanese Yen, and accounted for
$876,000 or 4.8% of net revenues for the year ended December 31, 1997.  The Com-
pany does not enter into hedging arrangements to mitigate the currency risk with respect to such arrangements.


                                    (45)

                                EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 	  Materials

	    Currently, the Company uses many sole or limited source suppliers, certain of which are critical to integrated circuits included in the Company's base sys-
tem. If there were to be major delays or terminations in supplies of such com-
ponents, the Company could experience a delay in the shipment of its products, which could have a materially adverse affect on its financial statements.  The
Company generally purchases these single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with such sup-
pliers.

8.  Benefit Plans

	   Defined Contribution Plan

	    The Company has an employee 401(k) salary deferral plan (the "Plan") that allows voluntary contributions by all full-time U.S. employees.  Eligible emp-
loyees may contribute from 1% to 20% of their respective compensation. The Com-
pany does not contribute to the Plan.

	   Bonus Plans

 	   Bonus expense incurred was $19,000, $194,000 and $317,000 for 1997, 1996, and 1995, respectively.

9.	Net Income (Loss) Per Share

	    Under SFAS 128, the Company is required to change the method it has used to compute earnings per share and to restate all prior periods.  The new require-
ments include a calculation of basic earnings per share, from which the dilu-
tive effect of stock options, warrants, and convertible debt and preferred stock are excluded; and a calculation of diluted earnings per share, which will in-
clude the dilutive effect of these securities.  Accordingly, the Company adopted the provisions of SFAS 128 for the year ended December 31, 1997, and all share and per share data have been adjusted to comply with the new statement.

	    In addition, in February 1998, the Securities and Exchange Commission is-
sued Staff Accounting Bulletin No. 98, Earnings Per Share.  Staff Accounting
Bulletin No. 98 effected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering.
Earnings per share amounts presented have been restated to conform to the re-
quirements of Staff Accounting Bulletin No. 98.






                                    (46)

                                EUPHONIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	    The following table sets forth the computation of basic and diluted earn-
ings per share (in thousands, except per share amounts):

                                                        1997    1996    1995
                                                        ----    ----    ----
Numerator:
Numerator for basic and diluted earnings (loss)
 per share......................................... $ (1,933) $ (1,398) $ 1,346
Denominator:
Denominator for basic earnings (loss) per share
 weighted-average shares outstanding...............    5,576     5,515    2,702
Effect of dilutive securities:
 Employee stock options............................     ----      ----      420
 Convertible preferred stock.......................     ----      ----    1,705
                                                    --------- --------- --------
 Dilutive potential common shares..................     ----      ----    2,125
 Denominator for diluted earnings (loss) per share
  adjusted weighted-average shares and assumed
  conversions......................................    5,576     5,515    4,827
                                                    ========= ========= ========
 Basic earnings (loss) per share................... $  (0.35)  $ (0.25) $  0.50
                                                    ========= ========= ========
 Diluted earnings (loss) per share................. $  (0.35)  $ (0.25) $  0.28
                                                    ========= ========= ========

	    For the fiscal years ended December 31, 1997 and 1996, the dilutive effect of stock options were excluded from the calculation of common shares used in the denominator for diluted loss per share because the stock options are anti-dilu-
tive.

	    The loss per share for the fiscal year ended December 31, 1996 does not differ from amounts previously reported under Accounting Principles Board Opin-
ion No. 15, "Earnings Per Share" (APB 15).  For the fiscal year ended December
31, 1995, basic and diluted earnings per share were $0.23 and $0.01 higher than previously reported under APB 15.

10.	Acquistion

	    On February 7, 1996 the Company acquired Spectral, Incorporated, who de-
velops and markets PC-based digital audio workstations. The cost of the acquisi-
tion was approximately $2.3 million, which included the purchase of Spectral's stock for $1.5 million and debt reduction of $778,000. In 1995, Spectral's net revenues and net loss were approximately $2.3 million and $435,000, respective-
ly.

	    Legal, accounting and appraisal costs related to the transaction were ap-
proximately $50,000. The acquisition was accounted for as a purchase in accor-
dance with Accounting Principles Board Opinion No. 16. The excess of the total acquisition cost over the fair value of assets acquired was approximately
$758,000 and was allocated, based on values determined by an independent ap-
praisal, to existing technology which had reached technological feasibility and in process research and development.

     To determine the value of the technology in the development stage, the Com-pany considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and as-sociated risks. Associated risks including the inherent difficulties and uncer-

                                    (47)

                               EUPHONIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

tainties in completing the project and thereby achieving technological feasibil-ity, and risks related to the viability of and potential changes to future tar-get markets. This analysis resulted in a value of approximately $1,446,000 being assigned to technology in the development stage that had not yet reached techno-logical feasibility and did not have alternative future uses. Therefore, in ac-cordance with generally accepted accounting principles, the $1,446,000 of tech-nology in the development stage was expensed.

	    To determine the value of the existing technology, the expected future cash flows of each existing technology product were discounted taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product.
Based on this analysis the existing technology, which had reached technological feasibility, was assigned a value of approximately $435,000, and capitalized.
The unamortized capitalized technology and goodwill was charged to expense in the fourth quarter of 1996, due to new products being planned and developed which will address the high end digital audio workstation (DAW) and recorder markets being developed that do not include Spectral's existing technology.  In addition Spectral's existing technology has no alternative uses.

	    In process research and development valued at approximately $1,446,000 as of the acquisition date was charged to expense in the first quarter 1996, and
$439,000, net of $116,000 of taxes was charged to expense in the fourth quarter, but are excluded from the pro forma net income for the year ended December 31,
1996 and 1995 as such amounts represent non-recurring charges.

	    The unaudited pro forma combined results of operations that follow assume that the acquisition had occurred at January 1, 1995. In addition to combining the historical results of operations of the two companies, the pro forma calcul-
ations exclude the in-process technology charge and the write-off of intangibles and goodwill and include adjustments for the estimated effect on the Company's historical results of operations for the loss of interest income as a result of making the acquisition. The following pro forma information is not necessarily indicative of the results that would have occurred had the transaction been com-
pleted at the beginning of the period indicated, nor is it indicative of future operating results:

                          Year Ended December 31,       1996          1995
                          -----------------------  ------------- --------------
                          Revenues............... $  18,348,149 $  16,965,074
                          Net income.............       371,088       796,554
                          Net income per share:
                            Basic................ $        0.07 $        0.29
                            Diluted.............. $        0.07 $        0.17

11.	Subsequent Event

	   Sale of Common Stock

		   In March 1998, the Company received proceeds of $1,950,000 from existing investors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was exe-
cuted.  The authorized capital stock of the Company as of the date of this
Agreement is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001. As of January 30, 1998, there were 5,590,492 shares of common stock issued and outstanding, and there were no issued and outstanding shares of preferred stock.


                                    (48)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financ-ial Disclosure.

    	Not applicable.
















                                    (49)

                                  PART III

	    Certain information required by Part III is omitted from this Report on
Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 26, 1998 , pursuant to
Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy
Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is in-
corporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant.

       (a) Executive Officers -- See the section entitled "Management--Execu-tive Officers" in Part I, Item 1 hereof.

       (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

Item 11.  Executive Compensation.

	    The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Dir-
ectors" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

	    The information requested by this Item is incorporated by reference to the section entitled "Principal Share Ownership" and "Security Ownership of Manage-
ment" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

	    The information requested by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.







                                    (50)

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.

   	(a)  1.  List of Financial Statement Schedules

             The following financial statements of Euphonix, Inc., are included in Item 8:

             Consolidated Balance Sheets as of December 31, 1997 and 1996

             Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

             Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

             Notes to Consolidated Financial Statements

   	     2.  Supplemental Schedule

             The following financial statement schedule of Euphonix, Inc. is filed as part of this annual report, and should be read in conjunc-tion with the financial statements of Euphonix, Inc.:

             Schedule II Valuation and qualifying accounts

     	Schedules not listed above have been omitted because the information re-quired to be set forth therein is not applicable or is shown in the financial statements or notes thereto.





                                    (51)

                                 SCHEDULE II

                    VALUATION AND QUALIFYING ACCOUNTS

                                              Charged
                                 Balance at   to Costs                Balance
                                 Beginning      and                   at end of
        Descriptions             of Period    Expenses  Deduction(1)   Period
        ------------             ---------    --------  ------------  ---------
Year Ended December 31, 1995
 Allowance for Doubtful Accounts  $ 26,000   $  61,436  $   (2,616)   $ 84,820
Year Ended December 31, 1996
 Allowance for Doubtful Accounts  $ 84,820   $  34,919  $     ----    $119,739
Year Ended December 31, 1997
 Allowance for Doubtful Accounts  $119,739   $ 103,054  $     ----    $222,793
________________
(1)  Charges for uncollectible accounts, net of recoveries








                                    (52)

3.  Exhibits.
Exhibit
Number  Description of Document
------  -----------------------
3.1(1)		Amended and Restated Articles of Incorporation of the Registrant.
3.2(1)		Bylaws of the Registrant.
10.1(1)	Form of indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)	1990 Stock Plan and forms of stock option agreement thereunder.
10.3(1)	1995 Performance Based Stock Option Plan and form of stock option agree-
        ment thereunder.
10.4(1)	1995 New Director Option Plan and form of stock option agreement there-
        under.
10.5(1)	Modification Agreement dated November 6, 1991, among the Registrant and certain shareholders of the Registrant.
10.6(1)	Credit Agreement dated September 30, 1994 between the Registrant and
        Bank of the West, as amended.
10.7(1)	Lease Agreement dated December 31, 1990, as amended May 14, 1993, by and
        between the	Registrant and El Camino Center.
10.8(1)	Memorandum dated February 9, 1995 from the Compensation committee of the
        Board of Directors of the Registrant to James Dobbie, the Registrant's
        Chief Executive Officer and Chairman of the Board, describing the 1995
        Bonus Plan for Mr. Dobbie.
10.9(1)	Memorandum dated February 9, 1995 from James Dobbie to Scott Silfvast, the Registrant's President, describing the 1995 Bonus Plan for Mr. Silf-
        vast.
10.10(1)	Memorandum dated February 9, 1995 from James Dobbie to Jeff Chew, the
        Registrant's Vice President of Finance, Chief Financial Officer and Dir-
        ector of Operations, describing the 1995 Bonus Plan for Mr. Chew.
10.11(2)	Agreement and Plan of Reorganization dated January 15, 1996 by and among the registrant, Spectral, Incorporated, Euphonix Acquisition Cor-
        poration and certain shareholders of Spectral,	Incorporated.
23.	    Consent of Ernst & Young LLP, Independent Auditors
23.1			 Consent of Counsel
24.1			 Power of Attorney
27.1			 Financial Data Schedule



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

                                    (53)

                                  EXHIBIT 23

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-17545) pertaining to the 1990 Stock Plan and the Registra-tion Statement (Form S-8 No. 33-98130) pertaining to the 1990 Stock Plan, 1995 Performance Based Stock Option Plan and 1995 New Director Option Plan of our report dated February 12, 1998, except for Note 11 as for which the date is March 27, 1998, with respect to the consolidated financial statements and schedule of Euphonix, Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 1997, filed with the Securities and Exchange Commi-sion.



San Jose, California
March 30, 1998




                                    (54)

                                  SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-
change Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the
City of Palo Alto, State of California, on the 27th day of March, 1998.

                   						        EUPHONIX, INC.

                    					By       /s/   BARRY MARGERUM
                           ---------------------------
                                 Barry Margerum
				              Chief Executive Officer, President and Director


                                POWER OF ATTORNEY

     	KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature ap-pears below hereby constitutes and appoints James Dobbie and Barry Margerum, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amend-ments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     	Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capaci-ties and on the date indicated:

                 Signature             Title                  Date
                 ---------             -----                  ----
         /s/     JAMES DOBBIE    Chairman                   March 27, 1998
      --------------------------
                James Dobbie

         /s/    BARRY MARGERUM   Director, Chief Executive  March 27, 1998
      -------------------------- Officer, President
                Barry Margerum
       /s/    SCOTT W. SILFVAST  Director, Executive Vice   March 27, 1998    .
      -------------------------- President
              Scott W. Silfvast
      /s/     MILTON M.T. CHANG  Director                   March 27, 1998
      --------------------------
          Milton M.T. Chang, Ph.D.
       /s/    ROBERT F. KUHLING  Director                   March 27, 1998
      ---------------------------
             Robert F. Kuhling
         /s/   YESHWANT KAMATH   Director                   March 27, 1998
      ---------------------------
              Yeshwant Kamath



                                    (55)