Form 10-Q
period 1998-03-31
EUPHONIX INC \CA\
filed 1998-05-18
CIK 948640

__________________________________________________________________
__________________________________________________________________
        UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q
 (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                   			Yes      X        		No
                          ------------       -----------


The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 6,629,824 ($.001 par value).

                               EUPHONIX, INC.

                                 FORM 10-Q
                             TABLE OF CONTENTS


                                                          											Page
                                                                     ----
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1998 and 1997.....................3

        Condensed Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997...........................4

        Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997.............5

        Notes to Condensed Consolidated Financial Statements
         as of and for the three months ended March 31, 1998............6

ITEM 2.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations.............................9


PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K...............................13

Signatures.............................................................14

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements


                              Euphonix, Inc.
             Condensed Consolidated Statements of Operations
                              (unaudited)

                                     Three Months Ended
                                          March 31,
                                    1998            1997
                               --------------  --------------
    Nets revenues..............$   4,280,167   $   4,957,917
    Cost of sales..............    2,118,852       2,527,716
                               --------------  --------------
    Gross profit...............    2,161,315       2,430,201

    Operating expenses:
     Research & development....      881,758         929,860
     Sales & marketing.........    1,215,927       1,224,868
     General & administrative..      679,937         544,885
                               --------------   -------------
    Total operating expenses...    2,777,622       2,699,613
                               --------------   -------------

    Operating loss.............     (616,307)       (269,412)
    Interest income and other,
     net.......................       19,776          75,452
                               --------------   -------------
    Loss before income taxes...     (596,531)       (193,960)
    Benefit for income taxes...         ----         (59,713)
                               --------------   -------------
    Net loss...................$    (596,531)   $   (134,247)
                               ==============   =============
    Net loss per share:
     Basic.....................$       (0.10)   $      (0.02)
                               ==============   =============
     Diluted...................$       (0.10)   $      (0.02)
                               ==============   =============
    Number of shares used in
     computing per share amounts:
     Basic.....................    5,716,935       5,567,308
                               ==============   =============
     Diluted...................    5,716,935       5,567,308
                               ==============   =============

                           See accompanying notes

                              Euphonix, Inc.
                  Condensed Consolidated Balance Sheets

                                       			 		March 31,         December 31,
						                                         1998	            		 1997
                                           -------------      -------------
                                            (unaudited)           (note)
                 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...............  $  2,884,790       $   1,880,093
 Short-term investments..................     1,078,800           1,710,223
 Accounts receivable, net................     3,208,678           1,911,095
 Inventories.............................     5,630,576           5,309,818
 Income tax receivable...................       537,573             544,000
 Prepaid expenses and other current assets      185,812             306,308
                                           -------------      --------------
Total current assets.....................    13,526,229          11,661,537
Property and equipment, net..............     1,541,519           1,425,709
Deposits and other assets................       107,037             120,829
                                           ------------       --------------
Total assets.............................  $ 15,174,785        $ 13,208,075
                                           ============       ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.......................   $  1,340,796        $    924,721
 Accrued payroll and related liabilities,
  including deferred salary.............        351,511             387,337
 Accrued warranty.......................        379,131             347,850
 Accrued commissions....................        140,754             155,708
 Other accrued liabilities..............        554,419             461,614
 Customer deposits......................        333,231             237,866
 Short term portion capital leases......         36,991              51,565
                                           ------------        -------------
Total current liabilities...............      3,136,833           2,566,661

Long term portion capital leases........         31,973              31,973
Deferred Rent...........................          2,641               3,170
Deferred income taxes...................        119,000             119,000
SHAREHOLDERS' EQUITY:
 Preferred stock .......................           ----                ----
 Common stock...........................          6,630               5,590
 Additional paid-in capital.............     15,671,813          13,722,855
 Accumulated deficit....................     (3,677,105)         (3,101,674)
 Deferred compensation..................       (117,000)           (139,500)
                                           -------------       -------------
Total shareholders' equity..............     11,884,338          10,487,271
                                           -------------       -------------
Total liabilities and shareholders' equity $ 15,174,785        $ 13,208,075
                                           =============       =============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed financial statements.

                            See accompanying notes

                              Euphonix, Inc.
              Condensed Consolidated Statements of Cash Flows
                               (unaudited)

			                                     				          Three Months Ended
							                                                    March 31,
							                                              1998             1997
                                                 -------------   -------------
Operating activities
Net loss........................................ $   (596,531)   $   (134,247)
Adjustments to reconcile net income to net cash
 used for operating activities:
 Depreciation and amortization..................      144,835         105,418
 Deferred compensation amortization.............       22,500          22,500
 Changes in operating assets and liabilities:
  Accounts receivable...........................   (1,297,583)     (1,104,938)
  Inventories...................................     (320,758)       (359,302)
  Income tax receivable.........................        6,427            ----
  Prepaid expenses and other current assets and
   other assets.................................      141,596          85,926
  Accounts payable, accrued liabilities, and
   deferred rent................................      488,852         927,465
  Customer deposits.............................       95,365         375,329
                                                 -------------    ------------
Total adjustments...............................     (718,766)         52,398
                                                 -------------    ------------
Net cash used for operating activities..........   (1,315,297)        (81,849)
Investing activities
Proceeds from sales of short-term investment
 maturities.....................................    1,676,312       1,044,889
Purchases of short-term investments.............   (1,044,889)     (1,254,475)
Purchase of property and equipment..............     (246,853)       (232,708)
                                                 -------------    ------------
Net cash provided by (used for) investing
 activities.....................................      384,570        (442,294)
Financing activities
Principal payments under capital lease
 obligations....................................      (14,574)        (10,841)
Proceeds from sale of common stock..............    1,949,998             380
                                                 -------------    ------------
Net cash provided by (used for) financing
 activities.....................................    1,935,424         (10,461)
                                                 -------------    ------------
Net increase (decrease) in cash and cash
 equivalents.....................................   1,004,697        (534,604)
Cash and cash equivalents at beginning of period    1,880,093       1,428,095
                                                 -------------    ------------
Cash and cash equivalents at end of period...... $  2,884,790     $   893,491
                                                 =============    ============

Supplemental disclosures of cash flow information


                            See accompanying notes

                              EUPHONIX, INC.
           Notes to Condensed Consolidated Financial Statements
                              (Unaudited)


1.  	Basis of Presentation

    	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessary indicative of the results that may be expected for the entire year ending December 31, 1998.

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


3.	  Net Loss per share

		   The Company has adopted SFAS 128 to compute earnings per share and has restated all prior periods.  The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants, and convertible debt are excluded; and a calculation of diluted earnings per share, which includes the dilutive effect of these securities.
Accordingly, the Company adopted the provisions of SFAS 128 for the year ended
December 31, 1997, and all share and per share data have been adjusted retro-
actively to comply with the new statement.

                              EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements - Continued


	    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                   1998            1997
                                                   ----            ----
Numerator:
Numerator for basic and diluted loss per share..  $ (597)        $ (134)
Denominator:
Denominator for basic loss per share weighted-
 average shares outstanding.....................   5,717          5,567
Effect of dilutive securities:
 Employee stock options.........................    ----           ----
                                                  --------       -------
 Dilutive potential common shares...............    ----           ----
 Denominator for diluted loss per share adjusted
  weighted-average shares and assumed conversions  5,717          5,567
                                                  ========       =======
Basic loss per share............................  $(0.10)        $(0.02)
                                                  ========       =======
Diluted loss per share..........................  $(0.10)        $(0.02)
                                                  ========       =======

4.	  Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

			                                       			    March 31,       December 31,
						                                             1998              1997
                                               -------------    -------------
              Raw materials.................   $  1,557,673     $  1,213,574
              Work-in-process...............      1,299,399        1,281,064
              Finished goods................      2,773,504        2,815,180
                                               -------------    -------------
                                               $  5,630,576     $  5,309,818
                                               =============    =============

5.   Income Taxes

	    The Company's provision for income taxes for the three months ended March
31, 1998 is based on the Company's estimate of the annual effective tax rate for 1998.  The Company's effective tax rate for the three months ended March
31, 1998 was 0%.  The Company's effective tax benefit was 31% in 1997, primar-
ily due to the recognition of certain deferred tax assets based on available carry-back potential.

                               EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements - Continued


6.   Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Account-ing Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. No amounts have been reported for other comprehensive income due to the immateriality of the amounts.

7.   Common Stock

     In March 1998, the Company received proceeds of $1,950,000 from existing investors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was exe-cuted. The authorized capital stock of the Company as of the date of this Agreement is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001. As of March 31, 1998, there were no shares of pre-ferred stock.

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

Results of Operations

	    Net Revenues. Net revenues decreased to $4.3 million in the first quarter of 1998 down from $4.9 million in the first quarter of 1997, representing a decrease of 13.7% in 1998 from 1997. The Company's decrease in net revenues resulted primarily from reduced European and Canadian sales.

	    Sales of the Company's products in the United States for the first quarter of 1998 and 1997 were $2.4 million and $2.5 million, respectively, comprising approximately 56.7% and 51.0% of the Company's net revenues for the first quar ter of 1998 and 1997, respectively. Export sales were $1.9 million and $2.4 million for the same periods, comprising approximately 43.3% and 49.0% of the
Company's revenues for the first quarter of 1998 and 1997, respectively. The
Company believes that export sales as a percentage of net revenues decreased in the first quarter of 1998 due to fewer sales in European countries, as compared to the first quarter of 1997.  The Company believes that organizational changes in the European sales operations which were begun late in 1997 will strengthen its presence in the international marketplace, according to plan.

	    Gross Margin.  The Company's gross margin increased to 50.4% in the first quarter of 1998, up from 49.0% in 1997. The increase in gross margin as a per centage of net revenues in the first quarter of 1998 as compared to the first quarter of 1997 is primarily attributable to lower discounts given to customers on sales. The Company's gross margin in absolute dollars decreased to $2.2 million in the first quarter of 1998 from $2.4 million in the first quarter of
1997 due to lower sales.

	    Research and Development Expenses. Research and development expenses decreased to $881,800 in the first quarter of 1998, down from $929,900 in the first quarter of 1997, representing a decrease of 5.2% in 1998. Research and development expenses as a percentage of net revenues increased to 20.6% in the first quarter of 1998, up from 18.8% in the first quarter of 1997 due to lower sales. The decrease in research and development expenses in absolute dollars in the first quarter of 1998 from the first quarter of 1997 was primarily due to a delay in timing of planned spending for certain development projects.

	    Sales and Marketing Expenses. Sales and marketing expenses were $1.2 million in the first quarter of 1998 and 1997. Sales and marketing expenses increased as a percentage of net revenues to 28.4% in the first quarter of 1998 from 24.7% in the first quarter of 1997 due to lower sales.

	    General and Administrative Expenses.  General and administrative expenses increased to $680,000 in the first quarter of 1998 from $545,000 in the first quarter of 1997, representing an increase of 24.8%. General and administrative expenses as a percent of net revenues increased to 15.9% in the first quarter of 1998 from 11.0% in the first quarter of 1997. The increase in the first quar-
ter of 1998 is primarily due to an increase in the allowance for doubtful accounts reserve to cover inherent risk of carrying higher receivable balances and selling to new customers.  In addition, the increase can also be attribut-
able to an increase in bonus expense.


	    Benefit for Income Taxes.  The Company's effective tax rate is 0% in 1998 and a 31.0% benefit in 1997.  The effective tax rate for the first quarter of
1998 and 1997 differs from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes".

Liquidity and Capital Resources

	    The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995. For the first quarter ended March 31, 1998, cash, cash equivalents and short-term investments increased by $373,000 to approximately $4.0 million, mainly due to receiving proceeds from the sale of common stock to existing investors. Also, during this period, working capital increased by $1.3 million to approximately $10.4 million.

	    The Company's operating activities used cash of approximately $1.3 million and $82,000 in the first quarter of 1998 and 1997, respectively.  Cash used in operating activities for 1998 was comprised primarily of net loss, an increase in inventory, and in accounts receivable offset partially by an increase in accounts payable and customer deposits. Cash used in operating activities for
1997 was comprised primarily of net loss, an increase in inventory, and in accounts receivable offset partially by an increase in accounts payable and customer deposits, and a decrease in prepaid expenses, other current assets and other assets.

	    As of March 31, 1998, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $4.0 million.
The Company believes that its existing sources of liquidity will be sufficient to finance operations for the next twelve months.

Impact of Recently Issued Accounting Pronouncements

	    As of January 1, 1998, the Company adopted Statement of Financial Account-
ing Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130").  SFAS 130
establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity.  SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.  No amounts have been reported for other comprehensive income due to the immateriality of the amounts.

Factors Affecting Future Operating Results

		   The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its hardware platform.  The Company believes that sales of this system, along with enhancements thereof, will continue to constitute virtually all of the
Company's revenues for the foreseeable future, with only limited sales of digital audio workstations by Spectral. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or other-
wise, could have a material adverse effect on the Company's business and results of operations.

     A limited number of the Company's system sales typically account for a substantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. Moreover, the Company's expense levels are based in part on its expectations of future revenue. There-fore, if revenue is below expectations, the Company's operating results are likely to be adversely affected. In addition, the timing of revenue is in-fluenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

	    The markets for the Company's system are characterized by changing tech-
nologies and new product introductions.  The Company's future success will depend in part upon its continued ability to enhance its base system with features including new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis.  The Company is currently designing and developing new products, primarily in the areas of recording, editing and mixing functions of sound production as well as digital audio processing and networking systems.  In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

	    To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any market segments. The Com-
pany's inability to compete favorably could have a material adverse effect on its business and results of operations.  The markets for the Company's products are intensely competitive and characterized by significant price competition.
The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product de-
velopment (including development on a timely basis of a hybrid digital product, of which there can be no assurance) and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support


	    Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the integrated circuits included in the Company's base system. Major delays or terminations in supplies of such com ponents could have a significant adverse effect on the Company's timely ship-ment of its products, which in turn would adversely affect the Company's business and results of operations. The Company also relies on single vendors to manufacture major subassemblies for its products. Any extended interruption in the future supply or increase in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations.

     In addition, as different electrical, radiation or other standards appli-cable to the Company's products are adopted in countries, including the United States, or groups of countries in which the Company sells its products, the failure of the Company to modify its products, if necessary, to comply with such standards would likely have an adverse effect on the Company's business and results of operations.

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

     The Company's success depends, in part, on its ability to retain key management and technical employees and its continued ability to attract and retain highly skilled personnel. In addition, the Company's ability to manage any growth will require it to continue to improve and expand its manage-ment, operational and financial systems and controls. If the Company's manage-ment is unable to manage growth effectively, its business and results of operations will be adversely affected.

     As a result of these and other factors, the Company has experienced sig-nificant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common
Stock would likely be materially adversely affected.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings:  Not applicable
        -----------------

Item 2: Changes In Securities:  Not applicable
        ---------------------

Item 3: Defaults Upon Senior Securities:  Not applicable
        -------------------------------

Item 4: Submission of Matters to a Vote of Security Holders:  Not applicable
        ---------------------------------------------------

Item 5: Other Information:  Not applicable
        -----------------

Item 6: Exhibit and Reports on Form 8-K/A
        ---------------------------------

        (a) Exhibits.
               None

        (b) Reports on Form 8-K
               None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Euphonix, Inc.






Date:	April 15, 1998	       		   By: /s/ BARRY MARGERUM
     ----------------               ---------------------------------------
		                                  Barry Margerum, Chief Executive Officer,
		                                  President, Chief Financial Officer