Form 10-Q
period 1998-06-30
EUPHONIX INC \CA\
filed 1998-08-14
CIK 948640

__________________________________________________________________
__________________________________________________________________
          UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                 			Yes         X        		No
                          -----------          -----------

    The number of shares outstanding of the registrant's common stock as of June 30, 1998 was 6,630,723 ($.001 par value).

                              EUPHONIX, INC.

                                FORM 10-Q
                            TABLE OF CONTENTS


               								                    	                     Page
PART I.	FINANCIAL INFORMATION                                    ----

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 1998 and 1997..........3

        Condensed Consolidated Balance Sheets as of
         June 30, 1998 and December 31, 1997........................4

        Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 1998 and 1997............5

        Notes to Condensed Consolidated Financial Statements
         as of and for the six months ended June 30, 1998...........6

ITEM 2.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations.........................9


PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K...........................13

Signatures.........................................................14







                                    <2>

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

                                Euphonix, Inc.
               Condensed Consolidated Statements of Operations
                                (unaudited)





                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                                1998        1997            1998         1997
                            -----------  ------------  ------------- -----------
Nets revenues............ $  3,441,106 $  4,486,020   $  7,721,273  $ 9,443,937
Cost of sales............    2,244,219    2,382,183      4,363,071    4,909,899
                            -----------  ------------  ------------  -----------
Gross profit.............    1,196,887    2,103,837      3,358,202    4,534,038

Operating expenses:
 Research & development..    1,263,138      885,819      2,144,896    1,815,679
 Sales & marketing.......    1,338,524    1,280,799      2,554,451    2,505,667
 General & administrative      612,446      675,231      1,292,383    1,220,116
                            -----------  ------------  ------------- -----------
Total operating expense..    3,214,108    2,841,849      5,991,730    5,541,462
                            -----------  ------------  ------------- -----------
Operating loss...........   (2,017,221)    (738,012)    (2,633,528)  (1,007,424)
Interest income & other, net    22,203       85,662         41,979      161,114
                            -----------  ------------  ------------- -----------
Loss before income taxes.   (1,995,018)    (652,350)    (2,591,549)    (846,310)
Tax provision ...........         ----       59,713           ----         ----
                            -----------  ------------  ------------- -----------
Net loss................. $ (1,995,018) $  (712,063)  $ (2,591,549)  $ (846,310)
                            ===========  ============  ============= ===========
Net loss per share:
  Basic.................. $      (0.30) $     (0.13)  $      (0.42)  $    (0.15)
                            ===========  ============  ============= ===========
  Diluted................ $      (0.30) $     (0.13)  $      (0.42)  $    (0.15)
                            ===========  ============  ============= ===========
Number of shares used in computing
 per share amounts :
  Basic..................    6,630,555    5,569,469      6,173,745    5,568,389
                            ===========  ============  ============= ===========
  Diluted................    6,630,555    5,569,469      6,173,745    5,568,389
                            ===========  ============  ============= ===========

             See notes to condensed consolidated financial statements




                                    <3>

                               Euphonix, Inc.
                   Condensed Consolidated Balance Sheets

                                          						 June 30,        December 31,
                                           				    1998              1997
                                             --------------   ----------------
                                               (unaudited)          (Note)
                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...............     $   1,999,590   $   1,880,093
 Short-term investments..................         1,085,165       1,710,223
 Accounts receivable, net................         1,896,429       1,911,095
 Inventories.............................         5,723,928       5,309,818
 Income tax receivable...................           300,000         544,000
 Prepaid expenses and other current assets          258,216         306,308
                                             ---------------  ----------------
Total current assets.....................        11,263,328      11,661,537
Property and equipment, net..............         1,830,424       1,425,709
Deposits and other assets................           348,547         120,829
                                             ---------------  ----------------
Total assets.............................     $  13,442,299   $  13,208,075
                                             ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable........................     $   1,414,826   $     924,721
 Accrued payroll and related liabilities,
  including deferred salary..............           508,559         387,337
 Accrued warranty........................           394,554         347,850
 Accrued commissions.....................           109,350         155,708
 Other accrued liabilities...............           324,524         461,614
 Customer deposits.......................           617,350         237,866
 Short term portion capital leases.......            24,294          51,565
                                             --------------   ---------------
Total current liabilities................         3,393,457       2,566,661

Long term portion capital leases.........            31,973          31,973
Deferred revenue.........................            10,630            ----
Deferred rent............................             2,111           3,170
Deferred income taxes....................           119,000         119,000
SHAREHOLDERS' EQUITY:
 Preferred stock.........................              ----            ----
 Common stock............................             6,631           5,590
 Additional paid-in capital..............        15,671,981      13,722,855
 Accumulated deficit.....................        (5,698,984)     (3,101,674)
 Deferred compensation...................           (94,500)       (139,500)
                                              --------------  ---------------
Total shareholders' equity...............         9,885,128      10,487,271
                                              --------------  ---------------
Total liabilities and shareholders' equity    $  13,442,299   $  13,208,075
                                              ==============  ===============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.


                                    <4>

                               Euphonix, Inc.
              Condensed Consolidated Statements of Cash Flows
                                (unaudited)

						                                  	            Six Months Ended
							                                                  June 30,
							                                            1998           1997
                                               --------------  --------------
Operating activities
Net loss...................................    $  (2,591,549)  $     (846,310)
Adjustments to reconcile net income to net
cash used in operating activities:
 Depreciation and amortization.............          240,405          190,776
 Deferred compensation amortization........           45,000           45,000
 Changes in operating assets and liabilities:
  Prepaid expenses, other current assets and
   other assets............................           50,618           85,402
  Accounts receivable......................           14,666         (220,410)
  Inventories..............................         (414,110)      (1,189,674)
  Accounts payable, accrued liabilities, and
   deferred rent...........................          484,154          940,579
  Customer deposits........................          379,484          (31,468)
                                               --------------   --------------
Total adjustments..........................          800,217         (179,795)
                                               --------------   --------------
Net cash used in operating activities......       (1,791,332)      (1,026,105)
Investing activities
Proceeds from sales of short-term investment
 maturities................................        1,669,947        1,845,466
Purchases of short-term investments........       (1,044,889)      (1,254,475)
Purchase of property and equipment.........         (637,125)        (249,917)
                                               --------------   --------------
Net cash provided by (used for) investing
 activities................................          (12,067)         341,074
Financing activities
Principal payments under capital lease
 obligations...............................          (27,271)         (22,095)
Proceeds from sale of common stock.........        1,950,167              850
                                              ---------------   --------------
Net cash provided by (used in) financing
 activities................................        1,922,896          (21,245)
                                              ---------------   --------------
Net  increase (decrease) in cash and cash
 equivalents...............................          119,497         (706,276)
Cash and cash equivalents at beginning of
 period....................................        1,880,093        1,428,095
                                              ---------------   --------------
Cash and cash equivalents at end of period.    $   1,999,590   $      721,819
                                              ===============  ===============

            See notes to condensed consolidated financial statements





                                    <5>

                               EUPHONIX, INC.
            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.  	Basis of Presentation

	   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presenta-
tion have been included. Operating results for the six-month period ended June
30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

 	  For further information, refer to the audited financial statements and foot-
notes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1997.

2.	Use of Estimates

	   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-
tions that affect the amounts reported in the financial statements and accom-
panying notes.  Actual results could differ from those estimates.

3.	Net loss per share

	   The Company has adopted SFAS 128 to compute earnings per share and has restated all prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants, and convertible debt are excluded; and a calculation of diluted earnings per share, which includes the dilutive effect of these securities. For the three and six month periods ended June 30, 1998 and 1997, the dilutive effect of stock options were excluded from the calculation of common shares used in the denominator for diluted loss per share because the stock options are anti-dilutive. The Company adopted the provisions of SFAS 128 beginning with the financial statements for the year ended December 31, 1997, and all share and per share data for prior periods have been adjusted retroactively to comply with the new statement.








                                    <6>

                                EUPHONIX, INC.
       Notes to Condensed Consolidated Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      ----------------------------------------
                                       1998        1997        1998      1997
                                       ----        ----        ----      ----
Numerator:
Numerator for basic and diluted loss
 per share.........................  $(1,995)   $ (712)     $(2,592)   $ (846)
Denominator:
Denominator for basic loss per share
 weighted-average shares outstanding   6,631     5,569        6,174     5,568
Effect of dilutive securities:
 Employee stock options............    ----       ----         ----      ----
                                    ----------  --------- ----------- ----------
 Dilutive potential common shares..    ----       ----         ----      ----
 Denominator for diluted loss per
  share adjusted weighted-average
   shares and assumed  conversions     6,631     5,569        6,174     5,568
                                     ========  ========     ========  ========
Basic loss per share...............  $ (0.30)  $ (0.13)     $ (0.42)  $ (0.15)
                                     ========  ========     ========  ========
Diluted loss per share.............  $ (0.30)  $ (0.13)     $ (0.42)  $ (0.15)
                                     ========  ========     ========  ========

4.	Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                                           June 30,	     December 31,
					                               	        1998            1997
                                         -----------    --------------
         Raw materials................  $  1,758,723     $  1,213,574
         Work-in-process..............     1,477,616        1,281,064
         Finished goods...............     2,487,589        2,815,180
                                        ------------     -------------
                                        $  5,723,928     $  5,309,818
                                        ============     =============

5.   	Income Taxes

	   The Company's provision for income taxes for the six months ended June 30,
1998 is based on the Company's estimate of the annual effective tax rate for
1998.  The Company's effective tax rate for the six months ended June 30, 1998 was 0%.  The Company's effective tax benefit was 31% in  1997, primarily due to the recognition of certain deferred tax assets based on available carry-back potential.



                                    <7>

                              EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements - Continued


6. Comprehensive Income

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no material impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign cur-rency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. No amounts have been reported for other comprehensive income due to the immaterial-ity of the amounts.


7. Common Stock

    In March 1998, the Company received proceeds of $1,950,000 from existing investors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was exe-cuted. The authorized capital stock of the Company at June 30, 1998 is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001. As of June 30, 1998, there were 6,630,723 shares of common stock issued and outstanding, and there were no issued and outstanding shares of preferred stock.















                                    <8>

Item 2. 	Management's Discussion & Analysis of Financial Condition & Results of
         Operations.

	   This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ signi-
ficantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those dis-
cussed in the section entitled "Factors Affecting Future Operating Results."

Results of Operations

	   Net Revenues. Net revenues decreased to $3.4 million in the second quarter of 1998 down from $4.5 million in the second quarter of 1997, representing a decrease of 23.3% in 1998 from 1997. Net revenues decreased to $7.7 million in the first six months of 1998 down from $9.4 million in the first six months of
1997, representing a decrease of 18.2% in 1998 from 1997. The Company's decrease in net revenues in the second quarter and six months of 1998 as compared to the second quarter and six months of 1997 resulted primarily from reduced sales in the United States and in Europe, and to a number of sales transactions which slipped into the third quarter of 1998.

	   Sales of the Company's products in the United States for the second quarter of 1998 and 1997 were $2.3 million and $3.3 million, respectively, comprising approximately 67.5% and 72.6% of the Company's net revenues for the second quar-
ter of 1998 and 1997, respectively.  Domestic sales were $4.8 million and $5.8 million comprising approximately 61.5% and 61.3% of the Company's net revenues for the first six months of 1998 and 1997, respectively. Export sales were $1.1 million and $1.2 million comprising approximately 32.5% and 27.4% of the Com-
pany's revenues for the second quarter of 1998 and 1997, respectively.  Export sales were $2.9 million and $3.6 million comprising approximately 38.5% and
38.7% of the Company's revenues for the first six months of 1998 and 1997, res-
pectively.

   Gross Margin. The Company's gross margin decreased to $1.2 million or 34.8% of net revenues in the second quarter of 1998 down from $2.1 million or 46.9% of net revenues in the second quarter of 1997, representing a 43.1% decrease in the second quarter of 1998, as compared to the second quarter of 1997. For the first six months of fiscal 1998, gross margin was $3.4 million, or 43.5% of net revenues, compared with $4.5 million , or 48% of net revenues, for the first six months of fiscal 1997. The decrease in the second quarter and six months of 1998 from the second quarter and six months of 1997 was primarily attributable to manufacturing overhead investments associated with the new R-1 recorder, other product development activities, and a $173,000 charge for excess and obsolete inventories.

	   Research and Development Expenses. Research and development expenses increased to $1.3 million in the second quarter of 1998, up from $886,000 in the second quarter of 1997, representing an increase of 42.6% in 1998. For the first six months in 1998, research and development expenses of $2.1 million increased 18.1% from $1.8 million in 1997. Research and development expenses constituted 36.7%, 19.7%, 27.8%, and 19.2% of net revenues in the second quar-ter of 1998 and 1997 and the first six months of 1998 and 1997, respectively. The increases resulted from new product development costs primarily prototype builds related to the new R-1 Multitrack Recorder and other new digital products in development. Approximately $300,000 of prototype development costs were were capitalized in the second quarter of 1998.

	   Sales and Marketing Expenses.  Sales and marketing expenses were $1.3 mil-
lion in the second quarter of 1998 and 1997.  For the first six months of fiscal
1998, sales and marketing expenses of $2.6 million increased 1.9% from $2.5 mil-
lion in 1997.  Sales and marketing expenses constituted 38.9%, 28.6%, 33.1%, and

                                    <9>

26.5% of net revenues in the second quarter of 1998 and 1997 and the first six months of 1998 and 1997, respectively. The increase in the first six months of 1998 as compared with 1997 resulted primarily from increases in Japan in advertising, trade shows, and product demonstrations.

	   General and Administrative Expenses.  General and administrative expenses decreased to $612,000 in the second quarter of 1998 from $675,000 in the second quarter of 1997, representing a decrease of 9.3%, due primarily to a decrease in insurance costs.  For the first six months of fiscal 1998, general and adminis-
trative expenses of $1.3 million increased 5.9% from $1.2 million in the first six months of 1997.  General and administrative expenses constituted 17.8%,
15.1%, 16.7%, and 12.9% of net revenues in the second quarter of fiscal 1998 and
1997 and the first six months of fiscal 1998 and 1997, respectively.  The increase in the first six months of 1998 as compared with 1997 was  mostly attributable to an increase in the allowance for doubtful accounts reserve to cover inherent risk of carrying higher receivable balances and selling to new customers.

	   Provision for Income Taxes.  The Company's effective tax rate is 0% in 1998 and a 31.0% benefit in 1997.  The effective tax rate for the second quarter and
1997 differs from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes".

Liquidity and Capital Resources

	   The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995.  During the six months ended June 30, 1998 the Company sold common stock to existing investors and received proceeds of $1,950,000.  For the six months ended June 30, 1998, cash, cash equivalents and short-term investments decreased by $506,000 to approxi-
mately $3.1 million, mainly due to operating cash requirements and lower than anticipated sales in general. Also, during this period, working capital decreased by $1.2 million to approximately $7.9 million.

	   The Company's operating activities used cash of approximately $1.8 million and $1.0 million for the six months ended June 30, 1998 and 1997, respectively.
Cash used in operating activities for 1998 was comprised primarily of net loss, and an increase in inventory, offset partially by an increase in accounts pay-
able, accrued liabilities and customer deposits. Cash used in operating activi-
ties for 1997 was comprised primarily of net loss, an increase in inventory and accounts receivable, offset partially by an increase in accounts payable and accrued liabilities.

	   As of June 30, 1998, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $3.1 million.
The Company believes that its existing sources of liquidity will be sufficient to finance operations in the foreseeable future.  However, if the Company experiences unanticipated cash requirements during the interim period, the
Company could require additional funds much sooner.  The source, availability and terms of such funding have not been determined.  There is no assurance any funding will occur, or if it occurs, will be on terms favorable to the
Company.  Failure to obtain adequate financing in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operation.

Impact of Recently Issued Accounting Pronouncements

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130

                                    <10>
establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no material impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign cur-rency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. No amounts have been reported for other comprehensive income due to the immaterial-ity of the amounts.


Factors Affecting Future Operating Results

		  The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its proprietary hardware platform.  The Company believes that sales of this sys-
tem, along with enhancements thereof, will constitute virtually all of the
Company's revenues for the foreseeable future. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or other-
wise, could have a material adverse effect on the Company's business and results of operations.  However the Company anticipates that starting in the first quar-
ter of 1999, a significant portion of its revenues will come from its new R-1 multitrack recorder which was announced in the second quarter of 1998.

		  A limited number of the Company's system sales typically account for a sub-
stantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. Moreover, the Company's expense levels are based in part on its expectations of future revenue.  Therefore, if revenue is below expectations, the Company's operating results are likely to be adverse-
ly affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the
Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in opera-
ting results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

		  The markets for the Company's system are characterized by changing technolo-
gies and new product introductions.  The Company's future success will depend in part upon its continued ability to enhance its base system with features, including new software and hardware add-ons, and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. The Company is currently designing and developing new products, primarily in the areas of recording, editing and mixing functions of sound production as well as digital audio processing and networking systems.  In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-
competitive or obsolete.

		  To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any market segments. The Com-
pany's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition.The
Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development
(including development on a timely basis of a hybrid digital product, of which

                                    <11>
there can be no assurance) and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support.

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

		  The Company's success depends, in part, on its ability to retain key manage-
ment and technical employees and its continued ability to attract and retain highly skilled personnel. In addition, the Company's ability to manage any growth will require it to continue to improve and expand its management, opera-
tional and financial systems and controls. If the Company's management is unable to manage growth effectively, its business and results of operations will be adversely affected.

		  As a result of these and other factors, the Company has experienced signifi-
cant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the
Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expec-
tations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affec-
ted.




                                    <12>

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings:    Not applicable
        -----------------
Item 2: Changes In Securities:	    Not applicable
        ---------------------
Item 3: Defaults Upon Senior Securities:    Not applicable
        -------------------------------
Item 4:	Submission of Matters to a Vote of Security Holders:
        ---------------------------------------------------
		  The Company's Annual Meeting of Shareholders was held on June 26, 1998.
The results of the voting were as follows:

       Proposal 1:	Election of the Board of Directors of the Company.

   	           Nominee           		 Votes For		     Votes Withheld
               -------              ---------       --------------
	              Milton M.T. Chang		  5,711,375		        27,590
	              James Dobbie			      5,711,175		        27,790
	              B. Yeshwant Kamath		 5,711,275		        27,690

       Proposal 2:	Ratification of Ernst & Young LLP as the Company's
                   independent auditor		for the fiscal year ending
                   December 31, 1998.

   				                  Votes For:       5,718,689
				                     Votes Against	       2,700
				                     Votes Abstaining:   17,576

Item 5:  Other Information:     Not applicable
         -----------------
Item 6:  Exhibits and Reports on Form 8-K/A
         ----------------------------------
	        (a) Exhibits

		               Exhibit 27 - Financial Data Schedule (page 15)

		               The exhibits listed on the accompanying index immediately
                 following the	signature page are filed as part of this report.

        	(b) Reports on Form 8-K
               		None




                                    <13>

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Euphonix, Inc.






Date:	   August 13, 1998				           By: /s/ BARRY MARGERUM
      ------------------------             ------------------
                                           Barry L. Margerum, Chief Executive
		                                         Officer, President










                                    <14>