Form 10-Q
period 1998-09-30
EUPHONIX INC \CA\
filed 1998-11-12
CIK 948640

__________________________________________________________________
__________________________________________________________________
           UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      			Yes       X         		No
                             -------------        -------------


The number of shares outstanding of the registrant's common stock as of Septem-ber 30, 1998 was 6,634,957 ($.001 par value).

                               EUPHONIX, INC.

                                 FORM 10-Q
                             TABLE OF CONTENTS


                     								                    	                     Page
PART I.	FINANCIAL INFORMATION                                          ----

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 1998 and 1997..........3

        Condensed Consolidated Balance Sheets as of
         September 30, 1998 and December 31, 1997.........................4

        Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1998 and 1997............5

        Notes to Condensed Consolidated Financial Statements..............6

ITEM 2.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations...............................9


PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K.................................14

Signature................................................................15

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

                             Euphonix, Inc.
              Condensed Consolidated Statements of Operations
                              (unaudited)

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                              1998            1997        1998          1997
                          ------------  ------------- ------------- ------------
Nets revenues.............$ 4,500,091   $  3,754,347  $ 12,221,364 $ 13,198,284
Cost of sales.............  2,364,545      1,754,771     6,727,616    6,664,670
                          ------------  ------------- ------------- ------------
Gross profit..............  2,135,546      1,999,576     5,493,748    6,533,614

Operating expenses:
 Research & development...  1,300,635      1,037,465     3,445,531    2,853,144
 Sales & marketing........  1,318,774      1,458,775     3,873,225    3,964,442
 General & administrative.    527,540        355,055     1,819,923    1,575,171
                          ------------  -------------- ------------ ------------
Total operating expenses..  3,146,949      2,851,295     9,138,679    8,392,757
                          ------------  -------------- ------------ ------------
Operating loss............ (1,011,403)      (851,719)   (3,644,931)  (1,859,143)
Other income (loss).......      3,538        (15,688)       45,517      145,426
                          ------------  -------------- ------------ ------------
Loss before income taxes.. (1,007,865)      (867,407)   (3,599,414)  (1,713,717)

Tax provision (benefit)...       ----       (110,060)         ----     (110,060)
                          ------------  -------------- ------------ ------------
Net loss..................$(1,007,865)  $   (757,347)  $(3,599,414) $(1,603,657)
                          ============  ============== ============ ============
Loss per share:
 Basic....................$     (0.15)  $      (0.14)  $     (0.57) $     (0.29)
                          ============  ============== ============ ============
 Diluted..................$     (0.15)  $      (0.14)  $     (0.57) $     (0.29)
                          ============  ============== ============ ============
Number of shares used in
 computing per share
  amounts:
  Basic...................  6,633,057      5,577,211     6,326,849    5,571,329
                          ============  ============== ============ ============
  Diluted.................  6,633,057      5,577,211     6,326,849    5,571,329
                          ============  ============== ============ ============

             See notes to condensed consolidated financial statements

                             Euphonix, Inc.
                  Condensed Consolidated Balance Sheets

	    					                             September 30,	        December 31,
					                         	            1998 	             		 1997
                                     -----------------    -----------------
                                        (unaudited)            (Note)
            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.........  $   1,964,251        $   1,880,093
 Short-term investments............        589,498            1,710,223
 Accounts receivable, net..........      1,298,231            1,911,095
 Inventories.......................      5,584,656            5,309,818
 Income tax receivable.............        300,000              544,000
 Prepaid expenses and other current
  assets...........................        180,411              306,308
                                     ----------------     ----------------
Total current assets...............      9,917,047           11,661,537
Property and equipment, net........      1,550,202            1,425,709
Deposits and other assets..........        340,158              120,829
                                     ----------------     ----------------
Total assets.......................  $  11,807,407        $  13,208,075
                                     ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable..................  $     963,946        $     924,721
 Accrued payroll and related
  liabilities......................        582,484              387,337
 Accrued warranty..................        416,816              347,850
 Accrued commissions...............         62,930              155,708
 Other accrued liabilities.........        520,455              461,614
 Customer deposits.................        191,287              237,866
 Short term portion capital leases.         13,480               51,565
                                     ----------------     ----------------
Total current liabilities..........      2,751,398            2,566,661

Long term portion capital leases...         31,973               31,973
Deferred rent......................          1,584                3,170
Deferred income taxes..............        119,000              119,000
SHAREHOLDERS' EQUITY:
 Preferred stock...................           ----                 ----
 Common stock......................          6,636                5,590
 Additional paid-in capital........     15,672,720           13,722,855
 Accumulated deficit...............     (6,703,904)          (3,101,674)
 Deferred compensation.............        (72,000)            (139,500)
                                     ----------------    ----------------
Total shareholders' equity.........      8,903,452           10,487,271
                                     ----------------    ----------------
Total liabilities and shareholders'
 equity............................  $  11,807,407       $   13,208,075
                                    =================    ================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated finan-cial statements.

                              Euphonix, Inc.
               Condensed Consolidated Statements of Cash Flows
                               (unaudited)

						                               	            Nine Months Ended
							                                              September 30,
							                                         1998             1997
                                           --------------   --------------
Operating activities
Net loss...................................$  (3,599,414)   $  (1,603,657)
Adjustments to reconcile net income to net
cash used in operating activities:
 Depreciation and amortization.............      348,209          293,495
 Deferred compensation amortization........       67,500           67,500
 Changes in operating assets and liabilities:
  Prepaid expenses, other current assets and
   other assets............................     (101,427)        (130,385)
  Accounts receivable......................      612,864         (551,799)
  Inventories..............................     (274,838)      (1,921,954)
  Income tax receivable....................      244,000           ----
  Accounts payable, accrued liabilities,
   and deferred rent.......................      264,999          419,071
  Customer deposits........................      (46,579)         (94,761)
                                           ---------------   --------------
Total adjustments..........................    1,114,728       (1,918,833)
                                           ---------------   --------------
Net cash used in operating activities......   (2,484,686)      (3,522,490)
Investing activities
Proceeds from sales of short-term investment
 maturities................................    1,120,725        4,082,530
Purchases of short-term investments........       ----         (1,044,889)
Purchase of property and equipment.........     (464,707)        (349,653)
                                           ---------------   --------------
Net cash provided by investing activities..      656,018        2,687,988
Financing activities
Principal payments under capital lease
 obligations...............................      (38,085)         (33,721)
Proceeds from sale of common stock.........    1,950,911            3,353
Proceeds from short term bank borrowings...       ----            500,000
                                           ---------------   --------------
Net cash provided by financing activities..    1,912,826          469,632
                                           ---------------   --------------
Net increase (decrease) in cash and cash
 equivalents...............................       84,158         (364,870)
Cash and cash equivalents at beginning of
 period....................................    1,880,093        1,428,095
                                           ---------------   --------------
Cash and cash equivalents at end of period.$   1,964,251     $  1,063,225
                                           ===============   ==============


          See notes to condensed consolidated financial statements

                                EUPHONIX, INC.
               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  	Basis of Presentation

	    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the infor-mation and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

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

     	The Company has adopted SFAS 128 to compute earnings per share and has restated all prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants, and convertible debt are excluded; and a calculation of diluted earnings per
share, which includes the dilutive effect of these securities.   For the three
and nine month periods ended September 30, 1998 and 1997, the dilutive effect of stock options were excluded from the calculation of common shares used in the denominator for diluted loss per share because the stock options are anti-dilu-tive. The Company adopted the provisions of SFAS 128 beginning with the finan-cial statements for the year ended December 31, 1997, and all share and per share data for prior periods have been adjusted retroactively to comply with the new statement.

                              EUPHONIX, INC.
       Notes to Condensed Consolidated Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                  --------------------------------------------
                                       1998        1997       1998       1997
                                       ----        ----       ----       ----
Numerator:
Numerator for basic and diluted
 loss per share..................    $(1,008)    $ (757)    $(3,599)  $(1,604)
Denominator:
Denominator for basic and diluted
 loss per share weighted-average
 shares outstanding..............      6,633      5,577       6,327     5,571
                                     ========    =======    ========  ========
Basic loss per share.............    $ (0.15)    $(0.14)    $ (0.57)  $ (0.29)
                                     ========    =======    ========  ========
Diluted loss per share...........    $ (0.15)    $(0.14)    $ (0.57)  $ (0.29)
                                     ========    =======    ========  ========

4.	   Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

						                            September 30,        December 31,
						                                1998                 1997
                                 ---------------      --------------

             Raw materials......  $  1,859,766         $  1,213,574
             Work-in-process....     1,726,123            1,281,064
             Finished goods.....     1,998,767            2,815,180
                                 ---------------       -------------
                                  $  5,584,656         $  5,309,818
                                 ===============       =============

5.   	Income Taxes

	     The Company's provision for income taxes for the nine months ended Septem-
ber 30, 1998 is based on the Company's estimate of the annual effective tax rate for 1998.  The Company's effective tax rate for the nine months ended September
30, 1998 was 0%.  The Company's effective tax benefit was 10.3% in  1997, prim-
arily due to the recognition of certain deferred tax assets based on available carry-back potential.

                              EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements - Continued



6.    Comprehensive Loss

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

      Total comprehensive loss for the three and nine month periods ended Sep-tember 30, 1998 were $1,002,038 and $3,602,230, respectively. Total comprehen-sive loss for the three and nine month periods ended September 30, 1997 were $697,215 and $1,524,793.


7.	   Common Stock

      In March 1998, the Company received proceeds of $1,950,000 from existing investors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was exe-cuted. The authorized capital stock of the Company at September 30, 1998 is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001. As of September 30, 1998, there were 6,634,957 shares of common stock issued and outstanding, and there were no issued and outstanding shares of preferred stock.

Item 2. 	Management's Discussion & Analysis of Financial Condition & Results of
         Operations.

	     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Fac-
tors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

Results of Operations

	      Net Revenues. Net revenues were $4.5 million for the third quarter of
1998, which was 19.9% above third quarter 1997 revenues of $3.8 million. Net revenues for the first nine months of 1998 were $12.2 million, which represents a 7.4% decrease from net revenues of $13.2 million for the first nine months of
1997. The Company's increase in net revenues for the third quarter of 1998 as compared to 1997, resulted primarily from increased sales in Japan. The Com-
pany's decrease in net revenues for the first nine months of 1998, as compared to 1997 resulted primarily from reduced sales in the United States and in
Europe, due to increased competition from companies offering all digital con-
soles.

      	Domestic sales of the Company's products for the third quarter of 1998 and 1997 were $1.6 million and $2.0 million, respectively, comprising approxi-mately 35.5% and 53.5% of the Company's net revenues for the third quarter of 1998 and 1997, respectively. Domestic sales were $6.3 million and $7.8 million comprising approximately 51.9% and 59.1% of the Company's net revenues for the first nine months of 1998 and 1997, respectively. Export sales were $2.9 million and $1.7 million comprising approximately 64.5% and 46.5% of the Company's revenues for the third quarter of 1998 and 1997, respectively. Export sales were $5.9 million and $5.4 million comprising approximately 48.1% and 40.9% of the Company's revenues for the first nine months of 1998 and 1997, respectively. Export sales as a percent of net revenues increased in the first nine months of 1998 due to greater sales in Japan, as compared to the first nine months of 1997.

	      The Company anticipates that starting in the first quarter of 1999, a significant portion of its revenues will come from its new R-1 multitrack recorder which was announced in the second quarter of 1998.

      	Gross Margin. The Company's gross margin decreased from 53.3% in the third quarter of 1997 to 47.5% in the third quarter of 1998. The decrease is due to higher overhead expenses in 1998, caused by the decision not to capital-ize any additional overhead into inventory such as was done in the third quarter of 1997. In absolute dollars, the gross margin increased from $2.0 million in the third quarter of 1997 to $2.1 million in the third quarter of 1998 as a result of higher sales. For the first nine months of 1998, gross margin was $5.5 million, or 45% of net revenues, compared with $6.5 million , or 49.5% of net revenues, for the first nine months of 1997. The decrease in the first nine months of 1998 from the first nine months of 1997 was primarily due to higher production costs of selling off older/used inventory at lower margins.

	      Research and Development Expenses.  Research and development expenses increased to $1.3 million in the third quarter of 1998, up from $1 million in the third quarter of 1997, representing an increase of 25.4% in 1998.  For the first nine months of 1998, research and development expenses of $3.4 million increased 20.8% from $2.9 million in 1997.  Research and development expenses constituted 28.9%, 27.6%, 28.2%, and 21.6% of net revenues in the third quarter of 1998 and 1997 and the first nine months of 1998 and 1997, respectively.  The increases resulted primarily from new product development costs primarily re-
lated to next generation products, and additional personnel.  The Company ex-
pects to continue its high research and development costs next quarter as it develops its next generation products.

	      Sales and Marketing Expenses.  Sales and marketing expenses decreased to
$1.3 million in the third quarter of 1998, from $1.5 million in the third quar-
ter of 1997, representing a decrease of 9.6%.  For the first nine months of
1998, sales and marketing expenses of $3.9 million decreased 2.3% from $4.0 mil-
lion in 1997.  Sales and marketing expenses constituted 29.3%, 38.9%, 31.7%, and
30% of net revenues in the third quarter of 1998 and 1997 and the first nine months of 1998 and 1997, respectively. The decreases are due to lower sales commissions and salary expense, caused by attrition.

	      General and Administrative Expenses.  General and administrative expenses increased to $528,000 in the third quarter of 1998 from $355,000 in the third quarter of 1997, representing an increase of 48.6%.  For the first nine months of 1998, general and administrative expenses of $1.8 million increased 15.5%
from $1.6 million in the first nine months of 1997.  General and administrative expenses constituted 11.7%, 9.5%, 14.9%, and 11.9% of net revenues in the third quarter of 1998 and 1997 and the first nine months of 1998 and 1997, respective-
ly.  The increase from the third quarter and first nine months of 1997 to the third quarter and first nine months of 1998 was attributable to an increase in personnel.

	      Provision for Income Taxes.  The Company's effective tax rate is 0% in
1998 and a 10.3% benefit in 1997.  The effective tax rate for the third quarter of 1998 and 1997 was 0% and 12.7%, respectively.  The effective tax rate for the first nine months of 1998 and 1997 was 0% and 6.4%, respectively.  The effective tax rates for the third quarter and first nine months of 1998 and 1997 differ from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes".


Liquidity and Capital Resources

	      The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995. During the nine months ended September 30, 1998 the Company sold common stock to existing inves-tors and received proceeds of $1,950,000. For the nine months ended September
30, 1998, cash, cash equivalents and short-term investments decreased by $1.0 million to approximately $2.6 million, mainly due to operating cash require-ments, and lower than anticipated sales in general. Also, during this period, working capital decreased by $1.9 million to approximately $7.2 million.

	      The Company's operating activities used cash of approximately $2.5 mil-
lion and $3.5 million for the nine months ended September 30, 1998 and 1997, respectively.  Cash used in operating activities for 1998 was comprised primar-
ily of net loss, an increase in inventories, an increase in prepaid expenses, other current assets and other assets, a decrease in customer deposits, offset partially by an increase in accounts payable and other accrued liabilities, and a decrease in accounts receivable.  Cash used in operating activities for 1997 was comprised primarily of net loss, an increase in inventories and accounts receivable, an increase in prepaid expenses, other current assets and other assets, a decrease in customer deposits, offset partially by an increase in accounts payable and other accrued liabilities.

	      The Company's financing activities provided $2.0 million in cash from the sale of common stock during the nine months ended September 30, 1998.  For the nine months ended September 30, 1997, proceeds from short-term borrowing pro-
vided cash of $500,000.

	      As of September 30, 1998, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaled approximately $2.6 million. The Company believes that its existing sources of liquidity will be sufficient to finance operations in the foreseeable future.  In the event that the Company requires additional liquidity, the Company will acquire additional funds through either debt or equity financing.  There can be no assurance that additional capital will become available on acceptable terms.


General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

	      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

	      Based on recent assessments, the Company does not believe that the Year
2000 presents a material exposure as it relates to the Company's IT systems, non
-IT systems, third parties and to the Company's products.  The Company's IT sys-
tems, non-IT systems, and products all appear to be 100% Year 2000 compliant.
In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.  To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of opera-
tions, liquidity, or capital resources. Costs incurred to date and anticipated costs are not material. However, the Company has no means of ensuring that ex-
ternal agents will be Year 2000 ready.  The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.  The effect of non-compliance by external agents is not determinable. Costs incurred to date and anticipated costs are not material.
There is no material exposure related to significant customers of which the
Company is aware of.

	      In addition, disruptions in the economy generally resulting from Year
2000 issues could also materially adversely affect the Company.  The type and amount of potential liability and lost revenue cannot be reasonably estimated at this time.

	      The Company currently has no contingency plans in place for Year 2000 issues because our IT and non-IT systems, third party interfaces and products all appear to be Year 2000 compliant.  The Company feels confident that no con-
tigency plan is necessary, but will continue to monitor the situation.

       This description of Year 2000 issues contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, afforded "safe harbor" protection, and is provided to avail the reader of current information regarding Year 2000 issues.

Factors Affecting Future Operating Results

	      The Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its proprietary hardware platform.  The Company believes that sales of this system, along with enhancements thereof, will constitute virtually all of the Company's revenues for the foreseeable future. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or otherwise, could have a material adverse effect on the Company's business and results of opera-
tions.  However the Company anticipates that starting in the first quarter of
1999, a significant portion of its revenues will come from its new R-1 multi-
track recorder which was announced in the second quarter of 1998.

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

		     The markets for the Company's system are characterized by changing tech-
nologies and new product introductions.  The Company's future success will depend in part upon its continued ability to enhance its base system with fea-
tures, including new software and hardware add-ons, and to develop or acquire and introduce new products and features which meet new market demands and chang-
ing customer requirements on a timely basis. The Company is currently designing and developing new products, primarily in the areas of recording, editing and mixing functions of sound production as well as digital audio processing and networking systems.  In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or tech-
nologies noncompetitive or obsolete.

		     To date, the Company's primary market success has been in the music seg-
ment of the professional audio market. In order for the Company to grow, the
Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any market seg-
ments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the
Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development (including development on a timely basis of a hybrid digital product, of which there can be no assurance) and introduction by the
Company and its competitors, product performance and price, distribution, avail-
ability of lease or other financing alternatives, resale of used systems and customer support.

		     Currently, the Company uses many sole or limited source suppliers, cer-
tain of which are critical to the integrated circuits included in the Company's base system. Major delays or terminations in supplies of such components could have a significant adverse effect on the Company's timely shipment of its products, which in turn would adversely affect the Company's business and re-
sults of operations.

The Company also relies on single vendors to manufacture major subassemblies for its products. Any extended interruption in the future supply or increase in the cost of subassemblies manufactured by its primary or other third party vendors could have a material adverse effect on the Company's business and results of operations.

		     In addition, as different electrical, radiation or other standards appli-
cable to the Company's products are adopted in countries, including the United
States, or groups of countries in which the Company sells its products, the failure of the Company to modify its products, if necessary, to comply with such standards would likely have an adverse effect on the Company's business and results of operations.

		     The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of in-
fringement. There can be no assurance that third-party claims alleging infringe-
ment will not be asserted against the Company in the future. Any such claims could have a material adverse effect on the Company's business and results of operations.

		     The Company's success depends, in part, on its ability to retain key management and technical employees and its continued ability to attract and re-
tain highly skilled personnel. In addition, the Company's ability to manage any growth will require it to continue to improve and expand its management, opera-
tional and financial systems and controls. If the Company's management is unable to manage growth effectively, its business and results of operations will be adversely affected.

		     As a result of these and other factors, the Company has experienced sig-
nificant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the
Company will be successful in avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II.  OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K/A
         ----------------------------------

	        (a) Exhibits.

		               Exhibit 27 - Financial Data Schedule (page 16)

		               The exhibit listed on the accompanying index immediately
                 following the	signature page is filed as part of this report.

	        (b) Reports on Form 8-K
		               None.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



Euphonix, Inc.






Date:	November 11, 1998				              By: /s/ BARRY MARGERUM
      -----------------                      -------------------
              				                          Barry L. Margerum, Chief Executive
		                                          Officer, President