Form 10-K
period 1998-12-31
EUPHONIX INC \CA\
filed 1999-04-26
CIK 948640

==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                    OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                        Commission File Number 0-26516

                               EUPHONIX, INC.
            (Exact name of registrant as specified in its charter)
         California                                        77-0189481
         ----------                                        ----------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                   220 Portage Avenue, Palo Alto, CA  94306
                   ----------------------------------------
                 (Address of principal executives, zip code)

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

     Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 1999, as reported on the Nasdaq National Market, was approximately $8,568,432. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock as of March 15, 1999 was 7,956,521.

                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the part of this Form 10-K as indicated. None.
=============================================================================

                             TABLE OF CONTENTS



                                                                       			Page
                                                                          ----
PART 1

Item 1.	  Business........................................................	  3
Item 2.	  Properties......................................................  22
Item 3.	  Legal Proceedings...............................................	 22
Item 4.	  Submission of Matters to a Vote of Security Holders.............	 22

PART II

Item 5.	  Market for the Registrant's Common Equity and Related Stockhold-
          er Matters......................................................  23
Item 6.	  Selected Financial Data.........................................  24
Item 7.	  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................	 24
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......  31
Item 8.	  Financial Statements and Supplementary Data.....................	 32
Item 9.	  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................	 52

PART III

Item 10.  Directors and Executive Officers of the Registrant..............  53
Item 11.  Executive Compensation..........................................	 55
Item 12.  Security Ownership of Certain Beneficial Owners and Management..  58
Item 13.  Certain Relationships and Related Transactions..................  60

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  62

SIGNATURES................................................................  66

                                PART I

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

Item 1.   Business.

	   Euphonix, Inc.'s core business is the development, manufacture and marketing of digitally controlled audio mixing consoles and multi-track recorders for use in the production of audio content for the music, post production (film and television), broadcast, live sound reinforcement (live concerts and theater) and multimedia segments of the professional audio market.  The Company is an indus-
try leader in providing software-driven functionality that serves to automate and streamline tedious and repetitive tasks during the audio production process, while providing high quality audio and extended functionality relative to the current audio industry standards. Euphonix's high performance audio systems play a major role in the production of popular music, motion picture and television projects.  Award winning artists and producers such as Steve Miller, Kenny G,
David Foster, George Duke, Teddy Riley and Glen Ballard have benefited from the power and versatility of the Company's CS series of mixing console in their studios. Feature films, such as this year's The Thin Red Line, Prince of Egypt and The Horse Whisperer have been scored on Euphonix consoles. The Company's
CS3000 consoles have also been used to mix and score a number of hit television programs such as Friends, Touched By an Angel and The Tonight Show with Jay
Leno.

	   It is Euphonix's business strategy to produce hardware products and services for mixing, editing and recording audio for high end professional use.  These products will have the capability to be used in an integrated manner, sharing common commands and functions to further automate the audio production process.

	   During the past fiscal year, the Company introduced a number of new pro-
ducts.  In April, Euphonix launched the CS3100B mixing console and a new rack-
mountable Tower II at the National Association of Broadcasters (NAB) Trade Show
in Las Vegas.  These products were specifically designed to serve the demanding needs of Broadcast customers. During the year the Company phased out the CS2000 mixing console. In June, the Company released MixView 3.2 which provided im-
proved automated surround sound panning and EQ linking. The Company believes
MixView 3.2 positions the CS3000 console as one of the leading surround sound recording and mixing consoles available. In September, Euphonix debuted its R-1
Multi-track Recorder System at the Audio Engineering Society (AES) Trade Show in
San Francisco.  It is the professional audio industry's first product to offer a user-friendly transition from analog or 16-bit digital tape-based recording to
24-bit disk-based recording.  The product received "Best in Show" awards at the
San Francisco AES, Paris SATIS and Tokyo InterBEE Trade Shows.  The Company be-
lieves this innovative product will establish new benchmarks in price/perfor-
mance, sound quality and ease of use. See "--Products."*

 	  The Company was incorporated in California in July 1988. The Company's prin-
cipal executive offices are located at 220 Portage Avenue, Palo Alto, California
94306, and its telephone number is (650) 855-0400.

<F1>
* This paragraph contains forward-looking statements reflecting current expec-tations. There can be no assurance that the Company's actual future perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operat-ing Results" commencing on page 30 for a discussion of factors that could affect future performance.

Industry Overview

	   Audio content for the entertainment industry is produced by professionals in four primary applications: music (CD's, tapes, music for film and television), post production (sound for film, video, DVD and television), broadcast (sound for broadcast television), and live sound reinforcement (sound for live concerts and theater). An emerging market requiring audio production for multimedia con-
sumer products, such as interactive CD-ROM, DVD-ROM and games, is forming and, the Company believes, may grow in the future.*

	   Mixing consoles serve as the central component of most professional audio production studios, and are used by all applications of the professional audio market throughout the production process, which includes recording, editing and mixing. A mixing console electronically blends, routes and enhances sound from musical instruments, voices, sound effects and pre-recorded material. Mixing consoles used in each market during the different stages of production share a high degree of common functionality. Professional mixing consoles are used to process, combine, and reduce a large number of individual audio inputs (typical-
ly 20-100) to produce a smaller number of outputs (typically 2-8) for the audio engineer to hear or record. Mixing consoles provide at least one fader (sliding potentiometer) to control the individual volume of each input. In addition, con-
soles provide processing for each input that may require anywhere from 1-40 var-
iable controls (knobs) and 1-100 switching controls (buttons).  Such controls include those for adjusting the tonal qualities of an individual channel to en-
hance nuances and filter out noise or correct other problems ("EQ"), enhancing, inducing or correcting volume fluctuations on individual channels ("Dynamics"), adding special effects to an individual channel such as reverberation, delay or pitch shifting ("Aux Sends") and locating each individual channel on the sound field of the final output ("Panning"). Mixing consoles used for professional ap-
plications often require up to 100 faders, 4,000 knobs, and 10,000 buttons. The
Company expects that as the complexity of audio production increases in all mar-
ket segments, due to industry demand for higher quality and more captivating sound, the need for more and larger-scale mixing consoles will increase.*

	   In order to prepare for a recording, editing or mixing session, the controls on a mixing console must be configured in such a way as to duplicate the setup from an earlier session or such controls must be reset for a new session.  It is common for the duplication process to take anywhere from 10 to 30 minutes on traditional consoles because each control must be manually set by the operator.
During the mixing phase of a production, it is also common for the console oper-
ator to perform many adjustments to controls so that the characteristics of each input (including voices, sound effects and musical instruments) may change over time.  When the operator is required to perform multiple changes over time, or to update changes that have already been performed, it becomes highly advanta-
geous to provide computer automation in order to capture and replay the opera-
tor's performance.  However, while high-end consoles have been available with computer automated faders as an optional retrofit, the thousands of other con-
trols on the mixing console (high-end and otherwise) traditionally have been operated manually.

	   In addition, traditional mixing consoles have required large surfaces in or-
der to accommodate the multitude of faders, knobs and buttons.  Moreover, all audio electronics necessary for operation of the console have typically been lo-
cated under the large control surface because the faders, knobs and switches are mechanically coupled to the audio processing hardware.  It is not uncommon to find large mixing consoles that are over 12 feet long and weigh over 1,000 pounds.  Operators often have difficulty operating these traditional systems be-
cause of their size, and frequently more than one operator is required to oper-
ate the system.  The size and weight of these traditional-architecture mixing

<F1>
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Oper-ating Results" commencing on page 30 for a discussion of factors that could affect future performance.

consoles and their lack of modularity and upgradeability have placed restric-tions on the installation, location and portability of the hardware required to record, edit and mix audio. Moreover, these traditional systems have typically been purchased with a fixed size and feature set and often require total re-placement to expand the customer's capabilities.

	   To date the predominant mode of audio processing and transmission to and from a mixing console has been analog due to its simplicity, cost-effectiveness, high sound quality and the extensive analog infrastructure which currently ex-
ists in the professional audio market. Digital control/digital processing mixing consoles have been available in the marketplace for a number of years, although the Company believes that their rate of acceptance in the marketplace has been restricted due to the sound quality (relative to analog systems) and disadvant-
ages generally associated with digital processing (higher complexity, higher cost, audible processing delays, and the relative lack of digital audio infra-
structure products including cabling, patching, and interconnecting devices).

Euphonix Solution

	   Euphonix has developed a digitally controlled analog mixing console that the
Company believes represents an industry breakthrough in sound quality, automa-
tion of controls and processing functions, together with lower cost, upgradeable features and smaller size.  The Company believes that its system provides audio performance and processing features that are equal to or better than traditional architectures at a substantial reduction in price. With its unique HyperSurround capabilities found in MixView 3.2, a user can create audio mixes in every format of surround sound in use today. The Euphonix system provides the benefits of digital control to the professional audio industry with the sound quality, sim-
plicity and cost-effectiveness of analog signal processing and transmission, without requiring the industry to abandon its existing investment in analog transmission and processing infrastructure.  The Company has also provided new features to mixing consoles that enable operators to perform functions that to date have been difficult to perform, as well as a dynamic hardware and software upgrade path for all of its systems that allows users to utilize new features and functions as they are released. Moreover, because the Euphonix system is modular and scaleable, it allows customers to configure the systems to meet their professional needs and financial resources, and to upgrade their systems as their needs change. In addition, the Euphonix architecture is capable of pro-
viding digital control of audio processing regardless of whether the transmis-
sion method is analog or digital.  As a result, as the audio production industry increasingly adopts digital processing in the future, the Company believes that its system will be upgradeable to incorporate such technology with further pro-
duct development.*

Strategy

	   The Company's goal is to become the leading provider of sound production tools for the entertainment industry through developing innovative, high value, user oriented products.  The Company's strategy includes the following key elements:

Develop a family of products

	   The Company's goal is to leverage its reputation and substantial investment in digital control technology, digital signal processing and distributed com-
puter processing to develop a family of digital product offerings to support recording, editing and mixing functions. The Company plans to focus on the needs of the high-end professional music recording, short and long form post produc-
tion and on-air broadcast studios.  In the long term, the Company intends to develop, internally or through acquisitions or licensing, a range of compatible

<F1>
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operat-ing Results" commencing on page 30 for a discussion of factors that could affect future performance.

audio production products that will enable the Euphonix system to become the control center for automating and streamlining significant portions of the audio production process.*

Capitalize on Leading Edge Technology

	   Since its inception in 1988, the Company has dedicated itself to bringing cost-effective digital and software technology to professional audio mixing.  In
1991, the Company brought to market the first digitally controlled audio mixing console with performance the Company believes rivaled high-end products from other manufacturers at a significantly lower price. The Company's product archi-
tecture and technology have been designed to enable the professional user to ex-
press more easily creative talents while reducing labor and time-intensive oper-
ations, at a more favorable price-performance ratio than existing mixing sys-
tems.

Provide Complete Scaleable Solutions

	   The Company offers modular systems that provide customers a range of func-
tionality and flexibility, allowing them to configure the Company's systems to meet their professional needs and financial resources.  A key focus of the Com-
pany's product development efforts is to maintain compatibility of its new pro-
ducts and features with its current products, enabling customers to make an ini-
tial investment in a Euphonix system, and then upgrade their system as their needs and finances permit.

Leverage Brand Name Recognition

	   The Company seeks to enhance its reputation for technical innovation, high quality and superior price-performance.  To date, as a result of the Company's product architecture, customer satisfaction, excellent price-performance and significant industry visibility, the Company believes it has generated brand name recognition and loyalty, which will benefit the Company as it seeks to in-
crease its share of its target market.*

Increase Penetration into Other Market Segments

	   The Company seeks to leverage its success in the music market to continue to expand into complementary market applications of the professional audio market, including post production, broadcast, live sound reinforcement and multimedia.
The Company believes that the key features of the Euphonix system, including its time-based automation, SnapShot Recall, flexible architecture and compact de-
sign, are well-suited to meet the needs of such complementary market segments.
The Company is increasing marketing efforts to aggressively target these market segments.

Build Global Presence

	   The Company's sales strategy is to build a worldwide presence in order to fully address its target markets and to serve customers that operate on an in-
ternational basis.  The Company's sales outside the United States as a percen-
tage of its net revenues were approximately 43%, 41% and 53%, in fiscal years
1998, 1997 and 1996, respectively.  In addition to its New York, Los Angeles,
Nashville and Palo Alto offices in the United States, the Company has offices in
London and Tokyo and a network of sales representatives outside of the United
States.

<F1>
* This paragraph contains forward-looking statements reflecting current expec-tations. There can be no assurance that the Company's actual future perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operat-ing Results" commencing on page 30 for a discussion of factors that could affect future performance.

Products

	   The Company's products include its base CS3000 system mixing consoles, its
R-1 Multi-track Recorder product introduced in 1999, system options and system packages configured for specific market applications, as described below.  The
Company phased out the CS2000 system mixing console, selling only six in 1998;
and also phased out Spectral products.

CS3000D

	   CS3000D  Base Systems

	   The Euphonix CS3000 (the "System") has been designed for operational speed, high sound quality and flexible configuration control and processing. System op-
tions may be factory installed or added in the field, allowing customers to tailor the product to their exact requirements and then to subsequently modify and upgrade their Systems as their needs change. The Company offers specific features developed for individual market applications to all customers in order to ensure compatibility between Systems and to provide customers with the abil-
ity to change applications across market applications. The System can use the same version of software for various applications. The base System may currently be specified with hardware variations to accommodate differences in application of the product by the music ("D" & "M" Systems), post production ("P" & "F"
Systems), and broadcast ("B" Systems) market applications.

     The key features and advantages of the System include:

     Centralized Control Panel. Mixing consoles for professional applications often require up to 100 faders, 4,000 knobs and 10,000 buttons. The System uses a proprietary central control panel which eliminates a significant por-tion of these knobs and buttons by assigning multiple tasks to individual controls. The operator can therefore control a large amount of processing without moving away from the "sweet spot" (the optimal listening position).

     Centralized Graphical User Interface. The System incorporates a built-in, flat screen interactive color graphics monitor allowing the operator to vis-ualize, set up and meter the effects that control settings have on the audio as it is being processed. A graphical representation of the assignable rotary controls for channel control, EQ, Dynamics and Aux Sends are centrally lo-cated for easy viewing capability.

     Machine Control Interface. The TT007 optional hardware module allows the systems to become the central hub for all machine control within a studio. (Also available as a stand alone machine control interface.) Virtually any machine, in any location, may be controlled with the touch of a button direc-tly from mix position. Additionally, entire multi-machine configurations may be set into motion from almost any machine location within the system.

     Fast Reconfiguration and Recall. Utilizing the Company's "SnapShotTM Re-call," a user can reconfigure the Euphonix mixing console in less than one video frame (1/30th of a second) at the push of a button. This feature enab-les the user to save and recall console setups at any time and to move quick-ly between sessions or multiple projects, thereby saving significant labor time and enhancing creative potential.

     Hyper-SurroundTM. Utilizing the Company's surround sound mixing feature within MixView 3.2 a user can create audio mixes in every format of surround sound in use today. This feature provides direct multi-format surround pan controls for every channel of the console. The new version of MixView 3.2 provides improved automated surround sound panning and EQ linking. Surround mixes can be user configured with as few as 4 channels up to as many as 32. With Hyper-SurroundTM, programs may be simultaneously mixed in stereo and surround, saving time and costs associated with repetitive audio mixing ses-sions. Designed to easily add to an existing system, broadcasters can add surround capability when required.

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

CS3000  Options

	   The modular form of the Euphonix CS3000 System provides customers with a range of functionality and flexibility that allows them to configure their Sys-
tem to meet their professional needs and financial resources and to upgrade their Systems as their needs change.  Euphonix offers two primary options to in-
crease the amount of audio processing provided by the overall System -- the
Audio Cube and the Dynamics processors.  The Company plans to continue develop-
ing a range of options to allow the Systems to meet the changing needs in its market applications.*

     Audio Cube. The Audio Cube is a hardware option that provides additional output capability to the base System. The flexible nature of the System software allows the customer to determine the feature set provided by the Audio Cube. Music applications typically require the Audio Cube to expand the base system's Aux Send capability (allowing more special effects). Post production applications require the Audio Cube to be configured as a panning and stemming device (allowing users to separate music, effects and dialog mixes with 4 or 6 channel surround sound outputs). Broadcast customers can use the Audio Cube to provide remote "mix minus" feeds to reporters and com-mentators through telecom or satellite links. The Audio Cube is both modular and scaleable so that it may be specified or upgraded according to the number of channels required (4-48) and the number of outputs desired for each chan-nel (4-48).

     Dynamic Processors. This option adds Dynamics to the base System in sec-tions of 8 channels at a time, up to 120 additional channels. Traditional high-end consoles have been marketed with Dynamics built into every channel as a standard feature. This practice has served to increase the price of a standard console and forces the customer to pay for a feature that is typi-cally not used on every channel at the same time. By providing Dynamics as a modular option, Euphonix has helped to provide customers with a basic high-end System at a lower price.

<F1>
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operat-ing Results" commencing on page 30 for a discussion of factors that could affect future performance.

CS3000 Packages

	   The Company also offers System packages configured for particular market segments, including the following:

     CS3000M Systems. The Company created the "M" (Music) System package to provide commercial music customers the ability to offer a consistent feature set to their clients when moving projects between different Euphonix equipped studios. The Audio Cube and Dynamics options are included in this configura-tion.

     CS3000P Systems. The Company created the "P" (Post Production) System package to provide the TV audio post production customer a totally automated mixing System which is easily locked to video sources.

     CS3000F Systems. The Company has designed the "F" (Film) System package to provide multiple operator functionality as required for film dubbing applica-tions. The "F" System is designed as one, two or three "P" Systems which can be physically joined together to allow for usage by one, two or three opera-tors.

		   CS3100B Systems.  The Company added the "3100B" (Broadcast) System package
   to provide broadcast	customers the ability to increase the quality of on-air
   and taped programming audio. With Euphonix digital control technology, broad-
   cast facilities can meet the demands of multiple studios from a single	audio
   control room. In remote broadcasting, the compact lightweight digital control surface provides increased control in less space. Broadcast specific options
   such as the MX464 add GPI (programmable	relay closures), listenback, multiple
   studio monitoring, and an input routing matrix to the base system. Redundant power supplies are available to meet the demands of live on-air broadcasting.

R-1 Multitrack Recorder

	   The Company debuted the R-1 Multi-track Recorder (the "R-1") at the AES show in San Francisco during September 1998. The R-1 shipments began in the first quarter of 1999. It is the professional audio industry's first product to offer a user-friendly transition from analog or 16-bit digital tape recording to 24-
bit disk recording. The R-1 provides the users of over 50,000 professional multi-track tape recorders with a replacement product that significantly im-
proves sound quality, reliability, and operational efficiency while maintaining a user-interface that has remained an industry standard since the early 1970's.
Key features include:

     Improved Sound Quality results from 24-bit domain conversion, transmission, and storage combined with 40-bit floating point Digital Signal Processing. Almost 100% of the installed tape recorders are either analog or 16-bit digital, providing significantly less audio resolution than the R-1.

     Operational Feel and Efficiency surpasses tape recorders where possible yet emulates tape recorders where tradition dictates, to provide recording en-gineers with a zero learning curve transition to disk recording.

     Solid Reliability is an essential attribute for equipment that is required to capture performances that may only happen once in a lifetime. The R-1 has been designed for equal or better fault tolerance and endurance when compared with tape recorders.

     Non-Degrading Storage has long been a desire for the audio industry. Ex-tremely low wear and long shelf life are well known attributes of hard-disk technology. Tape technology suffers from constant media and component wear that occurs every time audio is recorded and played back. Tape has a signi-ficantly shorter shelf life than disk storage products.

     Random Access to audio anywhere in a recording reduces waiting time for re-cording artists and engineers. The R-1 provides instant locating and loop-ing capabilities. Tape is rewound and fast-forwarded hundreds of times in a typical recording session while recording engineers and artists wait.

     Cut and Paste Editing is provided on the R-1 to permit sound manipulation not possible on tape recorders. Basic editing functions are provided so re-cording engineers do not have to spend time and money transferring to edit-ing equipment in order to implement a basic adjustment or correction to a recorded track.

   		Non-Destructive Recording is possible on the R-1. When enabled, this fea-
     ture allows more than one take	of a recording to be kept for every track.
     In comparison, tape technology requires the destruction of	a previous re-
     cording every time an existing track is used to record a new take. The R-1
     reduces the risk	of accidentally erasing or recording over a once in a
     lifetime performance.

     Modular, Scalable, and Open Architecture provides the ability to expand or re-purpose systems over time in much the same way computer owners can in-crease the size, performance, or feature sets of their PC's as new techno-logy and product offerings permit.

Proposed Products

	   In 1998, the Company stated that its new products with planned initial ship-
ments in 1999, would integrate the recording and mixing functions of sound pro-
duction as well as digital audio processing and networking systems.  The Company anticipates that these new products will help strengthen its position in the mixing and recorder markets and its entrance into the editing market.  The Com-
pany expects that its software for these products will utilize technology not widely used by the audio industry, but successfully employed by the computer in-
dustry, to allow  a high  degree of connectivity and integration among multiple users. The Company's planned products are also being designed to enable up-
grading from the Company's present product line to allow hybrid digital and ana-
log processing, a feature that Euphonix believes will mirror customer's require-
ments for sound quality as well as provide minimal conversion from one format to another.  It is intended that these new digital products will also have file compatibility between editing and mixing functions, as well as high speed digi-
tal routing for simple networking of multiple systems. *

Technology

	   The Company's proprietary technology is central to its product offering and its business strategy.  The key elements of its technology are described below.

<F1>
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 30 for a discussion of factors that could affect future performance.

Hard Disk Recording and Editing

    The Company utilizes technology to record and edit sound using off-the-shelf computer hard disks. Much of this technology was gained through the acquisition of Spectral Inc. in 1996. However, Spectral's unamortized capitalized technology was charged to expense in the fourth quarter of 1996, due to new products being planned and developed which will address the high end digital audio workstation
(DAW) and recorder markets being developed that do not include Spectral's exist-ing technology.

Audio Format Conversion

    The Company has developed proprietary technology to convert audio between the various signal transmission formats that are used in Broadcast, Post Produc-tion, and Music Studios. Euphonix has focused development on the primary formats that are endorsed by the Audio Engineering Society including: Analog, AES/EBU digital, and MADI (Multi-channel Audio Digital Interface). Sample Rate Conver-sion technology is employed to convert digital audio between formats that are operating at different sampling frequencies such as 44.1kHz for CD-Audio, 48kHz for professional audio production and 96kHz for emerging standards such as DVD-Audio.

 	  Digital Control of Analog Audio Processing

	   The Company utilizes an architecture that physically separates the mixing control surface from the audio processing hardware.  The Company has replaced manual (mechanically coupled) control methods with digital control technology so that the audio processing hardware may be controlled remotely over a digital link by the separated control surface.  Because of this separation, it is possi-
ble to insert a computer in the link between the controller and the processing circuit so that audio may be manipulated either by the operator or the computer.
A high degree of computer automation can then be provided with the appropriate software. The elimination of bulky and expensive mechanical controls, the abil-
ity to share digital controls for different functions and the relocation of the audio processing hardware to a separate enclosure has allowed a substantial re-
duction in size, weight, heat generation and cost of the console surface.

    Traditionally, the predominant mode of audio processing and transmission has been analog due to its simplicity, cost-effectiveness, high sound quality and the extensive analog infrastructure which currently exists in the professional audio market. Euphonix is a market leader in providing digital control in con-junction with analog processing and transmission. Euphonix believes that its hy-brid digital control/analog processing technology has allowed the acceptance of digital control because it is compatible with potential customers' existing studio design and peripheral equipment. The Euphonix architecture is capable of providing digital control of audio processing regardless of whether the trans-mission method is analog or digital. As a result, as the audio production in-dustry increasingly adopts digital audio processing in the future, the Company believes that its system will be upgradeable to incorporate such technology with further product development.*

<F1>
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 30 for a discussion of fac-tors that could affect future performance.

	   Scaleable, Distributed Computer Processing

	   The computer power required to instantly reconfigure and automate a mixing console is proportional to the console's size (number of controls per channel times the number of channels).  Two approaches may be taken in order to provide adequate computer power to reset and automate a large-scale mixing console. The first is to use a large, fast and powerful central computer that has sufficient capacity to manipulate all of the console's controls in the required period of time for the largest possible console.  The second is to distribute the process-
ing load over multiple processors that have sufficient capacity to handle their share of the processing load.  Euphonix has chosen the distributed processing method because it has the added benefit to being scaleable.  The Euphonix system may be configured in and upgraded to a range of sizes.  Euphonix customers bene-
fit because they only pay for computer power that is proportional to the size of their systems, yet more computer power can be added as their systems are up-
graded.  Because of the lighter demand placed on each individual microprocessor in a distributed system, the use of low-cost components is possible to further leverage price performance.  Another benefit of the Company's distributed pro-
cessing architecture is its systemwide SnapShotTMRecall performance within one video frame (1/30 of a second) which the Company believes is superior to compe-
titive commercial offerings.

	   Multi-Processor Communications and Real-time Operating Systems

   	Euphonix has developed real-time operating system technologies for inter-facing the multiple microprocessors required to support its large distributed processing system. A typical large Euphonix console will contain as many as 125 independent microprocessors of different varieties and functions all working to-gether as one system. In addition, the Euphonix system provides interfaces to microprocessors in third-party peripheral studio equipment. This seamless net-working of internal processors (Euphonix components) and external equipment (third-party digital audio workstations, tape machines and MIDI devices) pro-vides a powerful foundation to encourage new product development by both Euph-onix and third-party manufacturers.

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

    Advanced User Interface Methods for Audio Processing

    Euphonix's digitally controlled system gives the user real-time feedback of the system's performance, thereby enabling the user to evaluate and improve the audio mix more effectively and efficiently. Euphonix has developed several user interface methods for the professional audio market that are designed to simp-lify and improve the user's understanding of how the mixing console is affecting the sound. The Company's interface techniques are designed to allow the oper-ator to harness the power of digital control in a user-friendly manner. For ex-ample, graphical user interfaces are used extensively to show views of settings and parameters, enabling a "what you see is what you hear" display. Such graph-ical comparisons and various archival, marking and retrieval methods allow for greater operator efficiency.

Customers
	   The Euphonix product line has been adopted by many professional audio facil-
ities worldwide, with more than 408 Euphonix consoles currently installed. The following table sets forth a partial list of Euphonix customers:

------------------------------------------------------------------------------
CUSTOMER                |     LOCATION     |     SAMPLE PROJECT/OTHER
------------------------------------------------------------------------------
                                Music
-------------------------------------------------------------------------------
A&M Recording           | Los Angeles      |Leading record label in USA
-------------------------------------------------------------------------------
Black City              | South Africa     |High profile commercial music studio
------------------------------------------------------------------------------
Hitokuti-zaka           | Japan            |Elite commercial music studio
-------------------------------------------------------------------------------
Chung King              | New York         |One of the premier New York
                        |                  |commercial music facilities,
-------------------------------------------------------------------------------
Frank Camelli           | London           |Independent song writer, musician
                        |                  |purchased for his home studio.
-------------------------------------------------------------------------------
Kenny G                 | Los Angeles      |Internationally known musician
                        |                  |purchased a CS3000 for his home
                        |                  |studio.
-------------------------------------------------------------------------------
Steve Miller            | Idaho            |Internationally known musician
                        |                  |purchased a CS3000 for his home
                        |                  |studio.
-------------------------------------------------------------------------------
Bulldog Studios         | Nashville        |High profile commercial music
                        |                  |facility.
-------------------------------------------------------------------------------
Teddy Riley             | Virginia         |Internatioanally known R&B song
Future Records          |                  |writer, composer has purchased 3
                        |                  |large CS3000's to record and mix.
-------------------------------------------------------------------------------
King Records            | Japan            |High profile commercial music
                        |                  |facility.
-------------------------------------------------------------------------------
Babyface                | Los Angeles      |Two time Grammy Award Winner for
Brandons Way            |                  |"Producer of the Year", in 1998 and
                        |                  |1997. Various projects. Purchased
                        |                  |his 5th console.
-------------------------------------------------------------------------------
Jed Leiber              | Los Angeles      |Commercial music facility
-------------------------------------------------------------------------------
Ocean VU                | Florida          |High profile commercial music
                        |                  |facility catering the booming Latin
                        |                  |America music scene.
-------------------------------------------------------------------------------
Basil Poledouris        | Los Angeles      |Film score for Starship Troopers,
                        |                  |Switchback, Breakdown, Robocop,
                        |                  |and The Hunt For Red October
-------------------------------------------------------------------------------
Bruce Springsteen       | Los Angeles      |1997 Grammy  Award The Ghost of
                        |                  |Tom Joad
-------------------------------------------------------------------------------
Carter Burwell          | New York         |Film scores for Rob Roy, The Big
                        |                  |Lebowski, The Jackal, The Locusts,
                        |                  |Conspiracy Theory, Picture Perfect
                        |                  |and Girl's Night Out
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CUSTOMER                |     LOCATION     |     SAMPLE PROJECT/OTHER
-------------------------------------------------------------------------------
                                Music
-------------------------------------------------------------------------------
Curb Records            | Nashville        |Second largest Country Music record
                        |                  |label in the USA, 1998 Grammy Best
                        |                  |Country Song Butterfly Kisses 1997
                        |                  |Grammy Best New Artist LeAnne
                        |                  |Rimes, Best Country Album The
                        |                  |Road To Ensenada, Best Female
                        |                  |Country Vocal Performance Blue
                        |                  |(LeAnn Rimes)
-------------------------------------------------------------------------------
David Newman            | Los Angeles      |1998 Academy Award Nominee for
                        |                  |Anastasia
-------------------------------------------------------------------------------
Dennis De Young         | Illinois         |Solo Albums Desert Moon, Back to
                        |                  |the World and Boomchild
-------------------------------------------------------------------------------
Hans Zimmer/            | Los Angeles      |1998 Academy Award Nonimee for
Media Ventures          |                  |As Good As It Gets, Film scores for
                        |                  |The Rock, Crimson Tide, The Peace-
                        |                  |maker, and Prince of Egypt 1997
                        |                  |Academy Award Winner The Lion King
-------------------------------------------------------------------------------
Herbie Hancock          | Los Angeles      |1998 Grammy for instrumental
                        |                  |composition Aung San Suu Kyi
-------------------------------------------------------------------------------
James Newton Howard     | Los Angeles      |1998 Academy Award Nominee for My
                        |                  |Best Friend's Wedding, Film scores
                        |                  |for Devil's Advocate, The Postman,
                        |                  |Dante's Peak, Liar Liar, and
                        |                  |Father's Day
-------------------------------------------------------------------------------
Snuffy Walden           | Los Angeles      |1997 BMI Film & TV Music Award for
Productions             |                  |The Drew Carey Show, and Ellen
-------------------------------------------------------------------------------
Maruni                  | Japan            |Various Japanese album projects
-------------------------------------------------------------------------------
Sony Music              | New York         |Mariah Carey's TV special Fantasy
-------------------------------------------------------------------------------
                              Post Production
-------------------------------------------------------------------------------
Thomas Newman           | Los Angeles      |Dual 1996 Academy Award Nominee
                        |                  |for The Shawshank Redemption and
                        |                  |Little Women
                        |                  |Film scores for Oscar and Lucinda
                        |                  |and The Horse Whisperer
-------------------------------------------------------------------------------
Buzz                    | Nashville        |TV commercials for Pizza Hut &
                        |                  |Budweiser
-------------------------------------------------------------------------------
Cinar                   | Montreal         |Film mixing for children's cartoons
-------------------------------------------------------------------------------
CRC                     | Chicago          |Chicago Recording Company
                        |                  |purchased 2nd post production
                        |                  |console.
-------------------------------------------------------------------------------
Sound Services          | Los Angeles      |High profile Post Production
Incorporated            |                  |facility
-------------------------------------------------------------------------------
AVEX                    | Japan            |High profile Post Production
                        |                  |facility
-------------------------------------------------------------------------------
Crawford Post           | Atlanta          |TV and Film post projects
-------------------------------------------------------------------------------
KSS                     | Japan            |Various Japanese TV projects
-------------------------------------------------------------------------------
Soundtrack              | New York/Boston  |Various TV commercials
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CUSTOMER                |     LOCATION     |     SAMPLE PROJECT/OTHER
-------------------------------------------------------------------------------
                        Post Production (Cont)
-------------------------------------------------------------------------------
SPG Studios             | Los Angeles      |Audio Post for NEC, Space Systems
                        |                  |Loral, Conan and various projects
-------------------------------------------------------------------------------
National Sound          | New York         |TV series Spin City
-------------------------------------------------------------------------------
Omnibus                 | Japan            |Various TV/Film post projects
-------------------------------------------------------------------------------
Warner Hollywood        | Los Angeles      |Audio Post (Foley) on various Films
-------------------------------------------------------------------------------
Mark Isham              | Los Angeles      |Movie - TV series Michael Hayes,
                        |                  |Nothing Sacred, The Defenders and
                        |                  |Kiss The Girls
-------------------------------------------------------------------------------
Ramses 2                | France           |Film mixing on various projects
-------------------------------------------------------------------------------
Waves Sound Recorders   | Los Angeles      |Various TV commercials
-------------------------------------------------------------------------------
Westwind Media          | Los Angeles      |Own 4 CS3000's for work on movies
                        |                  |of the Week and TV series Brooklyn
                        |                  |South Movie Buffalo Soldiers and
                        |                  |Casper, The Friendly Ghost.
-------------------------------------------------------------------------------
Saban Entertainment     | Burbank          |TV series X-Men & Power Rangers
-------------------------------------------------------------------------------
                               Broadcast
-------------------------------------------------------------------------------
CBS Sports              | USA              |Various live sporting events includ-
                        |                  |ing exclusive coverage of the 1998
                        |                  |Olympic games at the Nagano Sports
                        |                  |Park and Habuka ski jumps, with a
                        |                  |second unit at the men's and women's
                        |                  |downhill ski course.  (2 consoles)
-------------------------------------------------------------------------------
China Television        | People's Republic|Various TV productions
                        | of China         |
-------------------------------------------------------------------------------
KSDN                    | Los Angeles      |On-Air Broadcaster in San Diego
-------------------------------------------------------------------------------
WTXF                    | Philadelphia     |On-Air Broadcaster
-------------------------------------------------------------------------------
CBS                     | Los Angeles      |On-Air Broadcaster
-------------------------------------------------------------------------------
KNVX                    | Phoenix          |On-Air Broadcaster
-------------------------------------------------------------------------------
NBC                     | Los Angeles      |TV show Tonight Show with Jay
                        |                  |Leno
-------------------------------------------------------------------------------
NBC                     | Los Angeles      |New console for the Evening News
-------------------------------------------------------------------------------
NHK                     | Japan            |1998 Winter Olympics in Nagano
                        |                  |employing 5 consoles
-------------------------------------------------------------------------------
NRK                     | Norway           |Music recording for radio
-------------------------------------------------------------------------------
Network 7               | Australia        |1998 Nagano Olympic broadcast
                        |                  |audio for the Australian market
-------------------------------------------------------------------------------
Paramount Television    | Los Angeles      |TV show Entertainment Tonight and
                        |                  |Soul Train, 3 consoles.
-------------------------------------------------------------------------------
Sight & Sound           | Pennsylvania     |Post production facility
Entertainment           |                  |
-------------------------------------------------------------------------------
Keith Street Media      | Florida          |Post production facility
-------------------------------------------------------------------------------
SudWest Funk            | Germany          |Music recording for radio
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CUSTOMER                |     LOCATION     |     SAMPLE PROJECT/OTHER
-------------------------------------------------------------------------------
                            Broadcast (Cont)
-------------------------------------------------------------------------------
Swiss-Italian Tele-     | Switzerland      |Console installed in OB-Van used to
vision, TSI             |                  |mix and broadcast local live events,
                        |                  |such as jazz, rock, pop and classi-
                        |                  |cal concerts; outside comedy and
                        |                  |game shows.
-------------------------------------------------------------------------------
                       Live Sound Reinforcement
-------------------------------------------------------------------------------
Lyon Opera House        | France           |Live sound reinforcement
-------------------------------------------------------------------------------
San Francisco Opera     | San Francisco    |Live sound reinforcement
-------------------------------------------------------------------------------
The Gothenburg Opera    | Sweden           |Live sound reinforcement
House                   |                  |
-------------------------------------------------------------------------------
West Point Academy      | West Point       |Live sound reinforcement & recording
-------------------------------------------------------------------------------
                              Multimedia
-------------------------------------------------------------------------------
Electronic Arts         | Canada           |Sound for multimedia games
-------------------------------------------------------------------------------
7th Level               | Los Angeles      |Sound for multimedia games
-------------------------------------------------------------------------------
Square                  | Tokyo            |Sound for multimedia games
-------------------------------------------------------------------------------
                                Other
-------------------------------------------------------------------------------
Cal Arts                | Los Angeles      |Sound recording education
-------------------------------------------------------------------------------
China Music Conservatory| People's Republic|Music and recording education
                        | of China         |
-------------------------------------------------------------------------------
Cheiron Studios         | Sweden           |Music and sound recording
-------------------------------------------------------------------------------
University of Arkansas  | Little Rock      |Sound recording education
-------------------------------------------------------------------------------
University of Las Vegas | Las Vegas        |Sound recording education
-------------------------------------------------------------------------------
Westwood One            | Los Angeles      |Mobile recording
-------------------------------------------------------------------------------

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

	   Historically, the Company has focused its marketing efforts primarily on the music market application.  In this market, most of the Company's sales were to individual recording artists, composers, producers and independent record com-
panies who purchase the Company's systems for their own professional or personal use. While the Company believes that there is continued substantial opportunity for growth of the Company's sales in the music application of the market, the
Company's strategy is to continue to expand into the complementary and adjacent market applications, including post production, broadcast, live sound reinforce-
ment and multimedia. The past year proved to be a successful year in selling to the on-air broadcasters with significant broadcasters taking delivery of CS3100B broadcast consoles. The CS3000's flexible architecture, high performance and high quality at an affordable price has made it the choice of many high profile end users in these segments. To address these adjacent market segments, during
1998 the Company produced market specific product literature, broadened its base of publications in which it advertises, attended trade shows and communicated through direct mail communications. *

Sales and Distribution

	   Euphonix sells its consoles through its direct sales organization in the
United States, the United Kingdom and Japan, and manages a network of interna-
tional sales representatives for sales in other countries.  The Company conducts its direct sales activity in the United States from its sales offices in Los An-
geles, New York and Nashville.

	   The Company's international distributors typically cover an exclusive geo-
graphic region. Distributors generally order and purchase systems from the Com-
pany based on orders they receive for Euphonix systems. Certain of the Company's distributors provide direct customer support and installation, while the other distributors receive customer support and installation from the Company's inter-
national sales offices. There were no customers who accounted for 10.0% or more of the Company's net revenues in fiscal 1998, 1997 or 1996.

	   A key element of the Company's strategy is to continue to build a worldwide presence through its international sales presence and its network of sales re-
presentatives in order to address fully its target markets and to serve cus-
tomers that operate on an international basis. The Company believes that reve-
nues from customers outside the United States will no longer continue to account for a substantial portion of its revenues, due to weak economic conditions in many International countries.  The Company will continue to maintain sales ef-
forts of the Company's console in international markets through its interna-
tional sales presence and its network of international distributors.

Customer Service and Support

	   Providing excellent customer service and support is a key element of the
Company's strategy to maintain and build its reputation for high quality and en-
hance brand name loyalty.  The Company provides service, support and training to its customers and sales representatives through a wide range of support serv-
ices, including on-site and telephone support and training in the use of the
Company's consoles.

The Company's customer service organization provides the following services:

	   Systems Installation and Training.  The Company's systems installation per-
sonnel assist customers in the configuration, installation and testing of Euph-
onix systems at the customer's site.  The systems can usually be installed in less than one day, which the Company believes to be considerably less time than required for other manufacturers' large format consoles.  The Company provides demonstration equipment for use by customers as well as prospective purchasers at each of the Company's sales offices.  The Company may also provide on-site training following installation of its system, as well as advanced operations documentation regarding the Euphonix system.

	   Technical Support.  The Company's technical support personnel provide tele-
phone assistance to customers and sales representatives.  These personnel assist customers in the use of their systems, and diagnose and solve technical hardware and application problems with the aid of self-diagnostic programs within the
Euphonix system.  The Company provides a one-year warranty on the Euphonix sys-
<F1>
*
    This paragraph contains forward-looking statements reflecting current expec-
    tations. There can be no assurance that the Company's actual performance will meet the Company's current expectations.  Investors are strongly en-
    couraged to review the section entitled "Factors Affecting Future Operating
    Results" commencing on page 30 for a discussion of factors that could affect future performance.

tem covering defects in materials and workmanship. Such policy provides that the Company may, at its option, repair, replace or refund the full purchase price of any defective products sold to the customers. Technical support per-sonnel maintain a supply of similar or spare modules to deliver to customers if necessary for repair, and in more complicated situations will dispatch an on-site technician to assist the customer. The Company also offers an on-line 24-hour computer bulletin board to maintain communications with its customers.

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

	   The Company's research and development expenses for the years ended December
31, 1998, 1997, and 1996 were $4.6 million, $3.7 million, and $2.8 million, res-
pectively.

Proprietary Rights

	   The Company generally relies on a combination of trade secrets, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. The Company currently has two United States register-
ed trademarks, three issued United States patents and several applications for
United States patents pending with respect to certain elements of its hardware and software. The Company has no foreign patents nor has it filed any applica-
tions for any foreign patents.

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

Manufacturing and Suppliers

	   The Company focuses its manufacturing efforts on producing high quality pro-
ducts in a cost-effective manner.  The Company's manufacturing operations for mixing consoles, located in Palo Alto, consist primarily of materials and pro-
curement management, testing and final assembly of products, quality assurance and shipping. The Company subcontracts other functions, including the production of printed circuit boards, specialized metal finishing and other subassemblies, which currently are not cost-effective for the Company to perform. The Company's systems undergo complete testing and quality inspection at the board level and final assembly stages of production.

	   The Company and its manufacturing vendors are dependent upon single or limi-
ted source suppliers, such as Analog Devices, Inc. and Maxim Integrated Pro-
ducts, Inc., for numerous components and parts used in the Company's products.
Currently, the Company uses many sole or limited source suppliers, certain of
<F1>
*
    This paragraph contains forward-looking statements reflecting current expec-
    tations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encour-
    aged to review the section entitled "Factors Affecting Future Operating
    Results" commencing on page 30 for a discussion of factors that could affect future performance.

which are critical to the Company's continued uninterrupted production because they supply key components, such as integrated circuits, included in the Com-pany's base system. Major delays or terminations in supplies of such components could significantly adversely affect the Company's timely shipment of its pro-ducts, which in turn would adversely affect the Company's business and results of operations. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements for any sole-sourced com-ponents. The Company generally purchases these single or limited source compon-ents pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers. In addition, the availability of many components to the Com-pany's subcontractors is dependent in part on the Company's ability to provide its subcontractors, and in turn the subcontractor's ability to provide their suppliers, with accurate forecasts of their future requirements. The process of qualifying suppliers or designing out certain parts could be lengthy, and no assurance can be given that any additional sources or product redesign would be available to the Company or implemented on a timely basis. In the past, the Company has experienced interruptions in the supply of certain key components from suppliers which delayed product shipments and there can be no assurance that the Company will not experience significant shortages for these components in the future. The Company does not maintain an extensive inventory of such com-ponents and any extended interruption or reduction in the future supply or in-creases in prices of any key components currently obtained from a single limited source supplier could have a material adverse effect on the Company's business and results of operations for any given period. *

Competition

    The markets for the Company's mixing products are intensely competitive and characterized by significant price competition. The markets for mixing consoles can be classified based on price, as follows: (1) low-end range products with prices up to $30,000; (2) mid-range products with prices from $30,000 to $100,000; and (3) high end range products with prices over $100,000. Prices for mixing consoles generally vary based on the number of channels and the process-ing power per channel, which directly affects the quality of the sound output of the particular mixing consoles. The Company's products compete primarily with other mixing consoles in the high end price range of the Company's targeted market segments, although they may also compete with lower priced products with fewer features. Competing companies in the high-end price range include, among others, Solid State Logic, Ltd. (a wholly-owned subsidiary of Carlton Communica-tions Ltd.), AMS Neve, GLW a.k.a. Harrison, Amek Technology Group, plc, Sony Corporation, Calrec Ltd., Soundtracs, D&R, Trident, Cantus, Fairlight, Studer, and Otari Corporation. In addition, the Company believes that, as technology in the professional audio industry advances, prices for mixing consoles and other audio equipment, including the Company's products, will decrease, and as a re-sult the Company's products may increasingly compete against lower priced pro-ducts, as well as products in the high-end price range. There are numerous com-panies, in addition to those listed above, that compete in the low-end and mid-range of the professional audio market. Many of the Company's competitors are larger and have greater financial, technical, manufacturing and marketing re-sources, broader product offerings, more extensive distribution networks and larger installed bases than the Company. A number of the Company's competitors currently offer all digital mixing consoles, as well as analog control/analog processing mixing consoles, at least two competitors (Harrison & Calrec) cur-rently offer a hybrid digital control/analog processing mixing console, and all such competitors are likely to have additional products under development. The Company believes that companies with large installed bases, in particular, may have a competitive advantage since many potential customers in the Company's targeted markets are often reluctant to commit significant resources to replace their current products and to retrain operators to use new products despite technological advantages of such new alternative products. Certain of the
<F1>
*
    This paragraph contains forward-looking statements reflecting current expec-tations. There can be no assurance that the Company's actual future perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operat-ing Results" commencing on page 30 for a discussion of factors that could affect future performance.

Company's competitors also offer customers leasing or refinancing packages in connection with the purchase of their mixing consoles, which financing alterna-tives the Company does not generally offer. Furthermore, the Company competes with resellers of used mixing consoles and equipment who are able to sell high-end price range products at generally lower prices.*

	   The introduction of the R-1 brings on new competitive issues for the Com-
pany. The R-1 allows the Company to sell to largely the same customer base that purchases the Company's large format consoles. Many of the traditional console manufacturers sell traditional tape based multi-track tape machines. The primary competing companies in the traditional tape based multi-track recorder market segment include, among others, Studer, Otari and Sony. The R-1 is targeted as a direct replacement of traditional tape based products. Additionally, the R-1 will face competition from a number of disk based competitors, that while tech-
nically similar, are less focused on the direct replacement of a multi-track re-
corder and more focused on editing of the audio than pure recording. These com-
petitors include Digidesign, Fairlight and Augan. Otari has been shipping the
Radar and the Radar II disk based multi-track recorder replacement and has helped establish a  market for disk based multi-track recorders.

	   The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product perfor-
mance and price, distribution, availability of lease or other financing alterna-
tives, resale of used systems and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these fac-
tors. In addition, there can be no assurance that the Company will successfully differentiate its products from the products of its competitors or that the mar-
ketplace will consider the Company's products to be superior to competing pro-
ducts. Moreover, the Company's competitors may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Al-
though the Company believes that its audio mixing console has certain technolog-
ical advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development, sales and mar-
keting and customer service and support. There can be no assurance that the Com-
pany will have sufficient resources to be able to maintain such competitive ad-
vantages. *

Backlog

	   An order is booked into backlog when a deposit or a purchase order is re-
ceived from the customer. The Company's products are typically delivered to cus-
tomers two to three months after receipt of an order.  However, because shipment of the product is dependent upon other customer requirements or changing situa-
tions, the product may not be delivered for more than a year after the receipt of the order. All orders are subject to cancellation or rescheduling by the cus-
tomer. The Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

<F1>
*
    This paragraph contains forward-looking statements reflecting current expec-tations. There can be no assurance that the Company's actual future perfor-mance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operat-ing Results" commencing on page 30 for a discussion of factors that could affect future performance.

Employees

	   As of December 31, 1998, the Company had 141 full-time employees and consul-
tants. The Company currently intends to hire additional personnel during the next 12 months. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The
Company considers its employee relations to be good.

Acquisition

	   On February 7, 1996, the Company acquired Spectral, Incorporated, a Washing-
ton-based company that develops and markets PC-based digital audio workstations.
The purchase price of the acquisition was approximately $2.3 million, which con-
sisted of the purchase of Spectral's stock for $1.5 million and debt reduction of $778,000.

Item 2.  Properties.

	   The Company leases approximately a 40,000 square-feet space at its headquar-
ters located on Portage Avenue in Palo Alto, California, under leases expiring in September 2004. Activities at this facility include engineering, manufactur-
ing, management information systems, customer service, distribution and general administration. Euphonix also leases space for its sales and service offices in
Los Angeles, New York, Nashville and London, and its subsidiary in Seattle.  In addition, the Company rents an office for its subsidiary in Japan on a month to month basis.

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

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

	   The Company effected the initial public offering of its Common Stock on August 22, 1995, at a price to the public of $8.00 per share. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock:

Fiscal 1997                       High          Low
-----------                       ----          ---
First quarter...................$ 4.63       $ 2.69
Second quarter..................  4.00         2.50
Third quarter...................  3.00         1.75
Fourth quarter..................  2.06         0.97
Fiscal 1998
-----------
First quarter...................  1.88         1.06
Second quarter..................  1.94         1.38
Third quarter...................  1.38         0.94
Fourth quarter..................  1.50         1.00

	   As of March 15, 1999, there were approximately 83 holders of record of the
Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "EUPH".

	   The Company has not paid any cash dividends on its Common Stock and current-
ly intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future. *









<F1>
*
    This paragraph contains forward-looking statements reflecting current expec-tations. There can be no assurance that the Company's actual performance will meet the Company's current expectations. Investors are strongly encour-aged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 30 for a discussion of factors that could affect future performance.

Item 6.  Selected Financial Data.

	   The following selected financial data for the five-year period ended Decem-
ber 31, 1998, should be read in conjunction with the Company's Financial State-
ments and notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operation" included in Item 7 of this report.

                                        Year Ended December 31,
                        -------------------------------------------------------
                            1998      1997      1996       1995       1994
                            ----      ----      ----       ----       ----
                               (In thousands, except per share data)
Statement of Operations Data:
  Net revenues.........$  15,614   $ 18,093  $ 18,237    $ 14,681   $ 8,133
  Gross margin.........    7,014      8,860     9,396       7,482     4,246
  Operating income (loss) (5,306)    (2,304)   (1,836)      1,436       416
  Net income (loss)....$  (5,240)  $ (1,933) $ (1,398)   $  1,346   $   472
  Net income (loss) per
  share:
   Basic (1) ..........$   (0.82)  $  (0.35) $  (0.25)   $   0.50
   Diluted (1).........$   (0.82)  $  (0.35) $  (0.25)   $   0.28
Shares used in computing
   net income (loss) per
   share:
   Basic...............     6,404      5,576     5,515      2,702
   Diluted.............     6,404      5,576     5,515      4,827
                       ------------------------------------------------------
                                           December 31,
                       ------------------------------------------------------
                            1998      1997      1996       1995       1994
                            ----      ----      ----       ----       ----
                                          (In thousands)
Balance Sheet Data:
  Working capital         $5,925     $9,095   $11,035     $12,937    $2,588
  Total assets            11,231     13,208    15,466      18,279     4,999
  Long-term obligations(2)     2         32        66        ----      ----
  Redeemable convertible
   preferred stock          ----       ----      ----        ----     2,185
  Shareholders' equity     7,375     10,487    12,338      13,602       964

(1) Prior to 1995, statements of operations data omit net income per share as it was not presented in the initial public offering registration statement.

(2)	Represents long-term portion of capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

	   The Company develops, manufactures and markets digitally controlled audio mixing consoles for the use in the production of audio content for the music, post production (film and television), broadcast, live sound reinforcement (live concerts and theater) and multimedia segments of the professional audio market.
As of December 31, 1998, the Company has shipped over 408 of its mixing consoles worldwide.

	   The price of the Company's mixing consoles generally ranges from $100,000 to
$400,000, and is often the most expensive piece of equipment in the studio. The
Company performs ongoing credit evaluations of its customers' financial condi-
tion and prior to shipping the product, generally requires a $5,000 deposit and a firm purchase order.  From time to time and depending on the financial condi-
tion of the customer, the Company may require payment of a substantial portion of the purchase price, an irrevocable letter of credit, or a purchase order from a third-party lessor. The Company usually relies on new orders in the same quar-
ter to achieve its net revenues. The Company generally recognizes revenue upon shipment, unless customers make installation and acceptance terms a condition of the sale, or if the third party financing arrangements have not been finalized.
In these instances, revenue is deferred upon shipment and not recognized until installation and acceptance, or financing arrangements have been completed.

Annual Results of Operations

	   The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                         Year Ended December 31,
                                         -----------------------
                                         1998      1997     1996
                                         ----      ----     ----
Net revenues............................100.0%    100.0%   100.0%
Cost of revenues........................ 55.1      51.0     48.5
                                        -----     -----    -----
  Gross margin.......................... 44.9      49.0     51.5
Operating expenses:
 Research and development............... 29.4      20.4     15.5
 Sales and marketing.................... 34.9      30.0     25.0
 General and administrative............. 14.6      11.3     10.7
 Non-recurring charges..................  ---       ---     10.3
                                        -----     -----    -----
   Total operating expenses............. 78.9      61.7     61.5
                                        -----     -----    -----
Operating loss......................... (34.0)    (12.7)   (10.0)
Interest income, net...................    .4        .8      2.6
                                        -----     -----    -----
Loss before income taxes............... (33.6)    (11.9)    (7.4)
Provision (benefit) for income taxes...   ---      (1.2)     0.3
                                        -----     -----    -----
Net loss............................... (33.6)%   (10.7)%   (7.7)%
                                        -----     -----    -----

Net Revenues

	   Net revenues decreased to $15.6 million in 1998 down from $18.1 million in
1997 and $18.2 million in 1996, representing a decrease of 13.7% in 1998 from
1997 and a decrease of 0.8% in 1997 from 1996. The decrease in net revenues from
1997 to 1998 and from 1996 to 1997 is primarily due to a weakness in sales in
Europe and in the Pacific Rim. The decline in Asian sales in 1998 was a direct result of the weakness in the Asian economy. The decline in European sales in
1997 was the direct result of employee turnover within the international sales department and the loss of sales representatives, which limited the Company's ability to maintain existing market share and penetrate new markets abroad.

	   Sales of the Company's products in the United States were $8.9 million, $10.7 million, and $8.7 million, comprising approximately 56.9%, 59.1%, and 47.3% of the Company's net revenues for 1998, 1997, and 1996, respectively. Ex-port sales were $6.7 million, $7.4 million, and $9.5 million, comprising approx-imately 43.1%, 40.9%, and 52.7% of the Company's net revenues for 1998, 1997, and 1996, respectively. Export sales in absolute dollars were down in 1998 com-pared to 1997 as a result of the weakness in the Asian economy. Export sales in absolute dollars as well as a percent of net revenues, were down in 1997 com-pared to 1996 due to inadequate resources to support the sales and distribution efforts in Europe.

Gross Margin

	   The Company's gross margin decreased to $7.0 million in 1998 from $8.9 mil-
lion in 1997, and down from $9.4 million in 1996, representing a decrease of
20.8% from 1997 to 1998 and 5.7% from 1996 to 1997. Gross margin as a percent of net revenue was 44.9% in 1998 down from 49.0% in 1997 and 51.5% in 1996. The decrease in the margin from 1997 to 1998 was primarily due to selling off older/
used inventory at lower margins, a $238,000 charge for excess and obsolete in-
ventories, and to manufacturing overhead investments associated with the new R-1
Recorder and other product development activities. The decrease in the margin in
1997 from 1996 was primarily attributable to higher material procurement costs for the CS3000 mixing consoles, which was introduced in April 1997.

Research and Development

	   Research and development expenses increased to $4.6 million in 1998 up from
$3.7 million in 1997 and $2.8 million in 1996, representing an increase in re-
search and development expenses of 24.6% in 1998 as compared to 1997, and an in-
crease of 30.0% in 1997 as compared to 1996. Research and development expenses as a percentage of net revenues increased to 29.4% in 1998, up from 20.4% in
1997, and up from 15.5% in 1996. The increase in research and development ex-
penses in absolute dollars and as a percentage of net revenues from 1997 to 1998 was primarily due to substantial investment in the development of next genera-
tion products. The increase in research and development expenses in absolute dollars and as a percentage of net revenues from 1996 to 1997 was primarily due to additional personnel as well as increased development efforts for the next generation of products. The increase in research and development expenses in absolute dollars and as a percentage of net revenues from 1996 to 1997 was primarily due to additional personnel as well as increased development efforts for next generation products.

Sales and Marketing

	   Sales and marketing expenses increased to $5.5 million in 1998 up from $5.4 million in 1997 and $4.6 million in 1996, representing an increase in sales and marketing expenses of 0.1% in 1998 as compared with 1997 and 19.3% in 1997 as compared with 1996. Sales and marketing expenses also increased as a percentage of net revenues to 34.9% in 1998 from 30.0% in 1997 and from 25.0% in 1996. In late 1998, the Company increased it's expenditures for advertising, trade shows and product demonstrations to support the introduction of the R-1 Multitrack
Recorder in 1999. This increase during 1998 was partially offset by allocating a management fee for support services of the Company's subsidiary in Japan to gen-
eral and administrative expenses. The increase during 1998 was partially offset by allocating a management fee for support services of the Company's subsidiary in Japan to general and administrative expenses. The increase in sales and mar-
keting expenses in absolute dollars and as a percentage of net revenues in 1997, was primarily attributable to additional personnel to strengthen its interna-
tional sales operations, and increased investments in new and existing market segments. The Company increased it's expenditures for advertising, trade shows and product demonstrations to support the introduction of the CS3000 in 1997.

General and Administrative

	   General and administrative expenses were $2.3 million in 1998 up from $2.0 million in 1997 and 1996, representing an increase in general and administrative expenses of 12.0% in 1998 from 1997, and representing no additional increase in
1997 from 1996. General and administrative expenses as a percent of net revenues increased to 14.6% in 1998 from 11.3% in 1997 and from 10.7% in 1996, respec-
tively. The increase in general and administrative expenses in absolute dollars and as a percentage of net revenues in 1998 and the increase in general and ad-
ministrative expenses as a percentage of net revenues in 1997 is due to in-
creases in the allowance for doubtful accounts reserve to cover inherent risk of carrying higher receivable balances and selling to new customers. The increase in 1998 is also due to the allocation of a management fee for support services of the Company's subsidiary in Japan from sales and marketing expenses and in-
creased costs of being a public company.

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

Provision / (benefit)  for Income Taxes

	   For fiscal 1998, the Company did not recognize the tax benefit of its opera-
ting losses. Management believes the resulting deferred tax assets are not rea-
lizable on a more likely than not basis. The Company's effective tax rate was a benefit of 10.3% in 1997 and a provision of 9.3% in 1996, excluding the effects of a one time in-process technology and goodwill write-off in 1996 for which no tax benefit was available.

Liquidity and Capital Resources

	   The Company has funded its operations primarily through cash flows from operations, the private sale of equity securities, and the initial public offer-ing of Common Stock completed in September 1995. In March 1998, the Company re-ceived proceeds of $1,950,000 from existing investors in exchange for the is-suance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was executed. In January 1999, the Company received proceeds of $1,303,676 from existing investors in exchange for the is-suance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share. For the year ended December 31, 1998, cash, cash equivalents and short-term in-vestments decreased by $1.4 million to approximately $2.2 million. Also during this period, working capital decreased by $3.2 million to approximately $5.9 million.

	   The Company's operating activities used cash of approximately $2.6 million in 1998 and $2.8 million in 1997 and 1996, respectively. Cash used in operating activities for 1998 was comprised primarily of a net loss, a decrease in cus-
tomer deposits, an increase in inventory, and an increase in prepaid expenses, other current assets and other assets, offset partially by higher depreciation and amortization expense and a decrease in income tax receivable and a decrease in accounts receivable. Cash used in operating activities for 1997 was comprised primarily of a net loss, a decrease in customer deposits, an increase in inven-
tory, an increase in accounts receivable, and an increase in income taxes re-
ceivable, offset partially by higher depreciation and amortization expense and a decrease in prepaid expenses, other current assets and other assets.

    On February 7, 1996 the Company used cash to acquire Spectral, Incorporated, a Washington based company, that develops and markets PC-based digital audio workstations. The cost of the acquisition was approximately $2.3 million which included the purchase of Spectral's stock for $1.5 million and debt reduction of $778,000.

    For the year ended December 31, 1998, the Company incurred a net loss of ap-proximately $5.2 million and had used approximately $2.6 million of cash for operating activities. The Company expects to continue to incur operating losses through at least December 1999 or until the Company is able to attain revenues from sales of its new products sufficient to support its operations. At December 31, 1998, the Company had $2.2 million of cash and short-term investments on hand and received an additional $1.3 million of equity financing from existing investors in January 1999. Management believes that cash and investments of $2.2 million combined with the equity financing received in January 1999 will be sufficient to support its operations through at least August 1999. The Com-pany is currently in the process of obtaining an additional $2.0 million of debt or equity financing from existing investors and others sufficient to support its operations through at least December 31, 1999. In addition, the Company may re-duce certain operating expenditures during the second half of 1999. Management believes that cash and investments of $2.2 million combined with: 1) the $1.3 million of equity financing received in January 1999, 2) the $2.0 million of additional debt or equity financing currently under negotiation, and 3) the pos-sible reduction in operating expenses during the second half of 1999 will be sufficient to support its operations through at least December 1999. There can be no assurance that the additional debt or equity financing to be received will be available on acceptable terms, if at all. In addition, the Company may need to delay or significantly reduce other operating expenditures, which would have a material adverse effect on its business, results of operations and business prospects.

Year 2000 Risks

	   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year
2000.

	   Based on recent assessments, the Company determined that it would not be required to upgrade, modify, and/or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31,
1999. The Company presently believes that the Year 2000 issue is resolved with-
out modifications or replacements of existing software and certain hardware.

	   The Company's plan in resolving the Year 2000 issue involved the following four phases: inventory, assessment, remediation, and testing/implementation.
Both information technology ("IT") and non-information technology technology
("Non-IT") systems were addressed. The Company has completed its assessment of
IT and Non-IT systems that could have been significantly affected by the Year
2000. The completed assessment indicated that all of the Company's significant
IT systems would not be affected, particularly the order entry, general ledger, billing, and inventory systems. None of the Company's Non-IT systems would be affected.

 	  Based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Based on the results of product review and testing completed, the Company believes its programming software for its audio consoles and R-1 Multi-track Recorders to be compliant as defined by the British Stan-
dards Institute DISC PC-2000-1 definition. Accordingly, the Company does not be-
lieve that the Year 2000 presents a material exposure as it relates to the
Company's products.

	   The Company has queried all of its significant suppliers and subcontractors systems with the Company ("suppliers"). To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the Company's re-
sults of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. The effect of noncompliance by suppliers is not determinable.

	   To date, the Company has incurred costs of less than $5,000 on the Year 2000 project, and estimates that there will be no material future costs.

	   As noted above, the Company has completed all necessary phases of the Year
2000 program. The Company believes that it is more likely to experience Year
2000 problems with the systems of key suppliers rather than with the Company's internal systems or products. The Company's Year 2000 program includes efforts to assess the Year 2000 compliance of its key suppliers.

	   The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company intends to develop a contingency plan to deal with Year 2000 issues that may materially adversely affect its business processes. The Company intends to have a contingency plan in place no later than September 30, 1999.

Impact of Recently Issued Accounting Pronouncements

	   In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Instruments
and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations, financial position or cash flows.

	   The American Institute of Certified Public Accountants issued Statement of
Position 98-1, "Accounting For the Costs of Computer Software Developed or Ob-
tained for Internal Use" ("SOP 98-1"), on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations, financial position or cash flow.

Factors Affecting Future Operating Results

	   The Company has derived virtually all of its revenues from sales of its dig-
itally controlled audio mixing console system, which system is based upon its hardware platform. The Company believes that sales of this system, along with enhancements thereof, and the R-1 recorder will continue to constitute virtually all of the Company's revenues for the foreseeable future. Accordingly, any fac-
tor adversely affecting the Company's base system, whether technical, competi-
tive or otherwise, could have a material adverse effect on the Company's busi-
ness and results of operations.

    The Company has expended and will continue to expend substantial funds to launch its new System 5 and R-1 Recorder products in the first half of fiscal 1999. The Company's ability to fund operations through December 31, 1999 is dependent upon achievement of its operating plan and attainment of additional equity financing. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, when needed, would be likely to curtail the Company's sales and mar-keting and product development efforts and would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing share-holders could be substantially diluted.

    A limited number of the Company's system sales typically account for a sub-stantial percentage of the Company's quarterly revenue because of the relatively high average sales price of such systems. Moreover, the Company's expense levels are based in part on its expectations of future revenue. Therefore, if revenue is below expectations, the Company's operating results are likely to be adverse-ly affected. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operat-ing results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

	   The markets for the Company's system are characterized by changing technolo-
gies and new product introductions. The Company's future success will depend in part upon its continued ability to enhance its base system with features includ-
ing new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. The Company is currently designing and develop-
ing new products, primarily in the areas of recording, editing and mixing func-
tions of sound production as well as digital audio processing and networking systems. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-
competitive or obsolete. See "Business".

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

	   The Company generally relies on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company be-
lieves that such measures provide only limited protection of its proprietary in-
formation, and there is no assurance that such measures will be adequate to pre-
vent misappropriation. In addition, significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of in-
fringement. There can be no assurance that third-party claims alleging infringe-
ment will not be asserted against the Company in the future. Any such claims could have a material adverse effect on the Company's business and results of operations. See "Business--Proprietary Rights".

	   The Company's success depends, in part, on its ability to retain key manage-
ment and technical employees and its continued ability to attract and retain highly skilled personnel. In addition, the Company's ability to manage any growth will require it to continue to improve and expand its management, oper-
ational and financial systems and controls. If the Company's management is un-
able to manage growth effectively, its business and results of operations will be adversely affected.

    The Company acquired Spectral in February 1996. Sale of Spectral products for 1998, 1997 and 1996 were significantly below plan and below 1995 sales levels. Spectral's pre-tax operating loss for 1998 decreased from 1997 and 1996 due primarily to transferring the general and administrative, and sales func-tions to Palo Alto. In 1996, Spectral engineering, marketing and sales activi-ties were integrated into the respective Euphonix organizations. In 1997, the Company further integrated Spectral activities by the transfer of their manufac-turing to Euphonix headquarters in Palo Alto, California. In 1998, the Company sold Spectral's technology to Telos, Inc.

    As a result of these and other factors, the Company has experienced signifi-cant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expec-tations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affect-ed. See "Factors Affecting Future Operating Results."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	   As of December 31, 1998, the Company's investment portfolio consists of money market funds and certificates of deposits. The Company does not invest for speculative or trading purposes. The Company's primary objective with its in-vestment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company's investment policy, the Company places investments with high credit quality institutions and limits the amount of credit exposure to any one issuer. These securities, which approx-imate $601,000 at December 31, 1998, and have an average interest rate of ap-proximately 5%, are subject to interest rate risks. Interest income for the year ended December 31, 1998 was approximately $66,000. A decrease in interest rates could result in lower interest income earned from its money market and other cash deposit investments. However, based on the investment portfolio contents, the Company believes that if a significant change in interest rates were to oc-cur, it would not have a material effect on the Company's results of operations, financial condition, or cash flows, although there can be no assurance of this.

	   Sales through the Company's Japanese subsidiary are denominated in Japanese
Yen. The Company's receivables denominated in Yen are subject to foreign ex-
change risk. The Company does not enter into hedging arrangements to mitigate the foreign currency risk with respect to such arrangements.  An adverse change in the foreign exchange rate would have an effect on the price the Company ult-
imately sells its consoles for in Japan and could result in foreign currency transaction losses.  An adverse change of 10% in the Yen exchange rate would result in a decline in income before taxes of approximately $ 172,200.

Item	 8.  Financial Statements and Supplementary Data

Index to Financial Statements
           										                                                     Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors .....................     33
Consolidated Balance Sheets as of December 31, 1998 and 1997 ..........     34
Consolidated Statements of Operations for the years ended December 31,
 1998, 1997, and 1996 .................................................     35
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1998, 1997 and 1996......................................     36
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996...................................................     37
Notes to Consolidated Financial Statements.............................     38

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Euphonix, Inc.

We have audited the accompanying consolidated balance sheets of Euphonix, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial state-ment schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euph-onix, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






										                                          ERNST & YOUNG LLP

Palo Alto, California
March 4, 1999

                              EUPHONIX, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                             ---------------------------------
                    ASSETS                         1998             1997
                                                   ----             ----
CURRENT ASSETS:
 Cash and cash equivalents.................. $   1,637,332     $  1,880,093
 Short-term investments.....................       601,146        1,710,223
 Accounts receivable (net of allowance for
  doubtful accounts: 1998, $403,282; 1997,
  $222,793..................................     1,543,335        1,911,095
 Inventories................................     5,558,637        5,309,818
 Income tax receivable......................         -----          544,000
 Prepaid expenses and other current assets..       237,512          306,308
                                             -------------     ------------
           Total current assets.............     9,577,962       11,661,537

Property and equipment, net.................     1,360,186        1,425,709
Deposits and other assets...................       292,716          120,829
                                             -------------     ------------
         Total assets....................... $  11,230,864     $ 13,208,075
                                             =============     ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable........................... $   1,636,358     $    924,721
 Accrued payroll and related liabilities,
  including deferred salary.................       548,926          387,337
 Accrued warranty...........................       439,397          347,850
 Accrued commissions........................       126,094          155,708
 Income taxes payable.......................         -----            -----
 Sales tax payable..........................       187,687           48,949
 Deferred revenues..........................       185,344             ----
 Other accrued liabilities..................       401,118          412,665
 Customer deposits..........................        97,914          237,866
 Short term portion capital leases .........        29,691           51,565
                                             -------------     ------------
         Total current liabilities..........     3,652,529        2,566,661

Long term portion capital leases ...........         2,282           31,973
Deferred rent ..............................         1,055            3,170
Deferred tax liabilities....................       200,000          119,000
COMMITMENTS
SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value: 2,000,000
  authorized shares, none issued and outstand-
  ing.......................................          ----             ----
 Common stock, $0.001 par value: 20,000,000
  authorized shares, 6,635,408 and 5,589,824
  shares issued and outstanding in 1998 and
  1997, respectively .......................         6,636            5,590
 Additional paid-in capital ................    15,672,808       13,722,855
 Accumulated Other Comprehensive Income/(Loss)      74,975          (11,515)
 Accumulated deficit........................    (8,329,921)      (3,090,159)
 Deferred compensation .....................       (49,500)        (139,500)
                                              -------------    -------------
         Total shareholders' equity.........     7,374,998       10,487,271
                                              -------------    -------------
  Total liabilities and shareholders' equity  $ 11,230,864     $ 13,208,075
                                              =============    =============

                           See accompanying notes.

                              EUPHONIX, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                   -------------------------------------------
                                        1998          1997           1996
                                        ----          ----           ----
Net revenues.....................  $ 15,613,827  $ 18,093,403   $ 18,237,149
Cost of revenues.................     8,599,527     9,233,651      8,841,122
                                   ------------- -------------  -------------
Gross margin.....................     7,014,300     8,859,752      9,396,027
Costs and expenses:
  Research and development.......     4,587,212     3,682,884      2,831,861
  Sales and marketing............     5,450,269     5,442,966      4,563,542
  General and administrative.....     2,282,839     2,037,408      1,951,450
  Non-recurring charges..........           ---           ---      1,884,866
                                   ------------- -------------  -------------
                                     12,320,320    11,163,258     11,231,719
                                   ------------- -------------  -------------
Operating loss...................    (5,306,020)   (2,303,506)    (1,835,692)
Interest income and other, net...        66,258       148,560        487,723
                                   ------------- -------------  -------------
Loss before income taxes ........    (5,239,762)   (2,154,946)    (1,347,969)
Provision (benefit) for income taxes        ---      (222,000)        49,943
                                   ------------- -------------  -------------
Net loss.........................  $ (5,239,762) $ (1,932,946)  $ (1,397,912)
                                   ============= =============  =============
Net loss per share:
  Basic and diluted..............  $      (0.82) $      (0.35)  $      (0.25)
                                   ============= =============  =============
Number of shares used in computing
  per share amounts (in thousands)
  Basic and diluted..............         6,404         5,576          5,515
                                   ============= =============  =============

                           See accompanying notes.

                               EUPHONIX, INC.
             CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Accumulated
                                                    Additional       Other
                                Common Stock          Paid-In    Comprehensive
                              Shares     Amount       Capital     Income(Loss)
                              ------     ------     ----------   -------------
Balance at December 31, 1995 5,410,284  $ 5,410   $ 13,675,329    $       ---
 Comprehensive loss
  Net loss..................       ---      ---            ---
  Other comprehensive loss,
  net of tax:
   Change in unrealized gain
   (loss) on investments....       ---      ---            ---
 Comprehensive loss.........
  Exercise of stock options.   155,004      156         43,740            ---
  Amortization of deferred
   compensation.............       ---      ---            ---            ---
                             ---------- -------   ------------   --------------
Balance at December 31, 1996 5,565,288    5,566     13,719,069            ---
 Comprehensive loss
  Net loss..................       ---      ---            ---            ---
  Other comprehensive loss,
  net of tax:
   Foreign currency transla-
   tion adjustment..........       ---      ---            ---        (11,515)
 Comprehensive loss.........
  Exercise of stock options.    24,536       24          3,786            ---
  Amortization of deferred
   compensation.............       ---      ---            ---            ---
                             ----------- ------   ------------   --------------
Balance at December 31, 1997 5,589,824    5,590     13,722,855        (11,515)
 Comprehensive loss
  Net loss..................       ---      ---            ---            ---
  Other comprehensive gain,
   net of tax:
   Foreign currency transla-
   tion adjustment..........       ---      ---            ---         86,490
 Comprehensive loss.........
  Sale of common stock...... 1,040,000    1,040      1,948,958            ---
  Exercise of stock options.     5,584        6            995            ---
  Amortization of deferred
   compensation.............       ---      ---            ---            ---
                             ----------  ------   ------------    -------------
                             6,635,408   $6,636   $ 15,672,808    $    74,975
                             ==========  ======   ============    =============
(Cont.)
                                    Accumulated       Deferred
                                      Deficit       Compensation     Total
                                  -------------     ------------ --------------
Balance at December 31, 1995....  $     240,699     $  (319,500) $ 13,601,938
 Comprehensive loss
  Net loss......................     (1,397,912)            ---    (1,397,912)
  Other comprehensive loss, net
   of tax:
    Change in unrealized gain on
    (loss) on investments.......            ---             ---           ---
                                                                 -------------
 Comprehensive loss.............                                   (1,397,912)
  Exercise of stock options.....            ---             ---        43,896
  Amortization of deferred com-
   pensation....................            ---          90,000        90,000
                                  --------------    ------------ -------------
Balance at December 31, 1996....     (1,157,213)       (229,500)   12,337,922
 Comprehensive loss
  Net loss......................     (1,932,946)            ---    (1,932,946)
  Other comprehensive loss, net
   of tax:
     Foreign currency translation
     adjustment.................            ---             ---       (11,515)
                                                                  ------------
 Comprehensive loss.............                                   (1,944,461)
  Exercise of stock options.....            ---             ---         3,810
  Amortization of deferred com-
   pensation....................            ---          90,000        90,000
                                  --------------    ------------  ------------
Balance at December 31, 1997....     (3,090,159)       (139,500)   10,487,271
 Comprehensive loss
  Net loss......................     (5,239,762)            ---    (5,239,762)
  Other comprehensive gain, net
   of tax:
     Foreign currency translation
     adjustment.................            ---             ---        86,490
                                                                  ------------
 Comprehensive loss.............                                   (5,153,272)
  Sale of common stock..........            ---             ---     1,949,998
  Exercise of stock options.....            ---             ---         1,001
  Amortization of deferred com-
   pensation....................            ---          90,000        90,000
                                  --------------     -----------  ------------
                                  $  (8,329,921)     $  (49,500)  $ 7,374,998
                                  ==============     ===========  ============

                           See accompanying notes.

                               EUPHONIX, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                        ---------------------------------------
                                             1998         1997         1996
                                             ----         ----         ----
Operating activities
Net loss.............................   $(5,239,762)  $(1,932,946)  $(1,397,912)
Adjustments to reconcile net (loss)
 income to net cash provided by (used
 in) operating activities:
 Depreciation and amortization.......       561,519       407,797       306,964
 Loss on disposal of fixed assets....       160,853         9,520           ---
 Amortization of technology and goodwill        ---           ---       180,783
 Amortization of organization expense        23,882         6,999         8,554
 Amortization of patents and trademarks       9,110         7,638         7,015
Deferred compensation amortization....       90,000        90,000        90,000
Non-recurring charges.................          ---           ---     1,884,866
Deferred income taxes.................       81,000       322,000      (183,000)
Changes in operating assets and liabil-
 ities:
 Prepaid expenses, other current assets
   and other assets....................     (49,593)      167,336      (324,884)
 Income tax receivable.................     544,000      (544,000)          ---
 Accounts receivable...................     367,760      (284,339)      176,236
 Inventory.............................    (248,819)     (635,736)   (1,033,785)
 Accounts payable, accrued liabilities,
   and deferred rent...................   1,245,579      (178,854)     (487,575)
 Customer deposits.....................    (139,952)     (247,094)   (2,023,500)
                                       -------------  ------------  ------------
Total adjustments......................   2,645,339      (878,733)   (1,398,326)
                                       -------------  ------------  ------------
Net cash provided by (used in) oper-
 ating activities......................  (2,594,423)   (2,811,679)   (2,796,238)
Investing activities
Purchase of Spectral, Inc. net of cash
 acquired..............................         ---           ---    (2,283,327)
Proceeds from sales of available-for-
 sale securities.......................   1,109,077     4,925,938     6,355,774
Purchases of available-for-sale securities      ---    (1,044,889)         ---
Purchase of property and equipment, net
 or retirements........................    (656,849)     (573,984)     (716,300)
                                       -------------  ------------   -----------
Net cash provided by (used in) investing
 activities............................     452,228     3,307,065     3,356,147
Financing activities
Principle payments under capital lease
 obligations...........................     (51,565)      (47,198)      (36,237)
Proceeds from short-term borrowings....         ---       500,000       287,000
Repayment of short-term borrowings.....         ---      (500,000)     (287,000)
Proceeds from sale of common stock.....   1,950,999         3,810        43,896
                                       -------------  ------------   -----------
Net cash provided by (used in) financ-
 ing activities........................   1,899,434       (43,388)        7,659
                                       -------------  ------------   -----------
Net increase (decrease) in cash and
 cash equivalents......................    (242,761)      451,998        67,568
Cash and cash equivalents at beginning
 of year...............................   1,880,093     1,428,095       860,527
                                       -------------  ------------   -----------
Cash and cash equivalents at end of
 year.................................. $ 1,637,332   $ 1,880,093   $ 1,428,095
                                       -------------  ------------   -----------
Supplemental disclosures of cash flow
 information
Cash paid for income taxes............. $       ---   $       ---   $   894,000
Supplemental schedules of noncash
 investing and financing activities
Equipment acquired under capital leases $       ---   $    21,109   $       ---
Translation Adjustment gain/(loss)..... $    86,490   $   (11,515)  $       ---

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

    For the year ended December 31, 1998, the Company incurred a net loss of ap-proximately $5.2 million and used approximately $2.6 million of cash for operat- -ing activities. The Company expects to continue to incur operating losses through at least December 1999 or until the Company is able to attain revenues from sales of its new products sufficient to support its operations. At December 31, 1998, the Company had $2.2 million of cash and short-term investments on hand and received an additional $1.3 million of equity financing from existing investors in January 1999. Management believes that cash and investments of $2.2 million combined with the equity financing received in January 1999 will be sufficient to support its operations through at least August 1999. The Com-pany is currently in the process of obtaining an additional $2.0 million of debt or equity financing from existing investors and others sufficient to support its operations through at least December 31, 1999. In addition, the Company may re-duce certain operating expenditures during the second half of 1999. Management believes that cash and investments of $2.2 million combined with: 1) the $1.3 million of equity financing received in January 1999, 2) the $2.0 million of additional debt or equity financing currently under negotiation, and 3) the pos-sible reduction in operating expenses during the second half of 1999 will be sufficient to support its operations through at least December 1999. There can be no assurance that the additional debt or equity financing to be received will be available on acceptable terms, if at all. In addition, the Company may need to delay or significantly reduce other operating expenditures, which would have a material adverse effect on its business, results of operations and business prospects.

	   Principles of Consolidation

	   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

	   Foreign Currency Translation

		  The functional currency for the Company's Japanese subsidiary is the U.S.
dollar. Assets and liabilities of the Japanese subsidiary are denominated in
Japanese Yen. Translation adjustments, resulting from the process of translating the Japanese subsidiary financial statements into U.S. dollars have been in-
cluded and disclosed as a separate component of shareholders' equity.

	   Foreign Currency Risk

		  Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at the month end exchange rate, and the result-
ing gains or losses are included in net income as foreign exchange gains and losses. The Company does not enter into hedging arrangements to mitigate the foreign currency risk with respect to foreign currency denominated assets and liabilities. An adverse change in the foreign exchange rate could result in for-
eign currency transaction losses that could materially affect the Company's

                              EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

operations, financial position and cash flows. Foreign exchange gains and los-ses were $ 14,374 and $ 6,084 for the years ended December 31, 1998 and 1997, respectively. There were no foreign exchange gains or losses in 1996.

	   Use of Estimates

	   The preparation of the financial statements in conformity with generally ac-
cepted accounting principles requires management to make estimates and assump-
tions that affect the amounts reported in the financial statements and accom-
panying notes. Actual results could differ from those estimates.

    Cash, Cash Equivalents, and Short-Term Investments

	   Cash equivalents consist of short-term financial instruments that are read-
ily convertible into cash with original maturities of less then ninety days from the date of acquisition. The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value. The fair values for short-
term investments are based on quoted market prices.

  	 The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." At December 31, 1998 and 1997, the
Company has classified its short term investments, which are substantially money market funds, that invest in government obligations and corporate securities, as available-for-sale, and has included them in short-term investments. Available-
for-sale securities are carried at fair value with unrealized gains and losses, reported in a separate component of shareholders' equity. Unrealized holding gains and losses at December 31, 1998 and 1997 were not material.  Amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the speci-
fic identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

	   At December 31, 1998 and 1997, estimated fair value approximated cost. Realized gains for the years ended December 31, 1998, 1997 and 1996 were $8,000, $5,000 and $28,000 respectively.

	   Inventories

	   Inventories are stated at the lower of cost (first-in, first-out) or market
(net realizable value). Inventories consist of the following:

                                                December 31,
                                      --------------------------------
                                            1998            1997
                                            ----            ----
               Raw materials......... $  2,112,349     $  1,213,574
               Work-in-process.......    1,390,931        1,281,064
               Finished goods........    2,055,357        2,815,180
                                      ------------     ------------
                                      $  5,558,637     $  5,309,818
                                      ============     ============

                               EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    Property and Equipment, net

	   Property and equipment, net, consists of the following:

                                                        December 31,
                                             ---------------------------------
                                                  1998             1997
                                                  ----             ----
   Furniture and fixtures................    $   225,397      $   253,514
   Computer equipment and purchased software   1,848,466        1,839,949
   Leasehold improvements................        321,009          283,647
   Demo equipment........................        332,996          282,421
                                             -----------      -----------
                                               2,727,868        2,659,531
   Accumulated depreciation and amortization  (1,367,682)      (1,233,822)
                                             -----------      ------------
   Property and equipment, net............   $ 1,360,186      $ 1,425,709
						                                       ===========      ============

   Depreciation expense was $535,841, $358,748, and $258,781 for the three years ended December 31, 1998, 1997 and 1996.

	   Revenue Recognition

	   The Company generally recognizes revenue upon shipment, unless customers make installation and acceptance terms a condition of the sale, or if third par-
ty financing arrangements have not been finalized. In these instances, revenue is deferred upon shipment and not recognized until installation and acceptance, or financing arrangements have been completed. At December 31, 1998, there was approximately $185,000 of deferred revenue.

	   Warranty Accrual

	   The Company provides a one-year parts and labor warranty on its products.
The Company accrues for estimated warranty costs upon shipment.

    Comprehensive Income

	   As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Compre-
hensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or stockholders' equity.
SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other com-
prehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                        						EUPHONIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    Advertising Costs

	   The Company expenses advertising costs as incurred. Advertising expense was approximately $503,976, $435,000 and $293,000 in 1998, 1997 and 1996, respec-
tively.

    Stock-Based Compensation

	   The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Ac-
counting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense is recognized when the exercise price for fixed cost stock option plans equals the fair value of underlying common stock on the grant date. The Company provides additional pro forma disclosures as required under Statement of Finan-
cial Accounting Standards No. 123, "Accounting for Stock Based Compensation"
("SFAS 123").

    Earnings Per Share

	   The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), beginning with the finan-cial statements for the year ended December 31, 1997, and all share and per share data for prior periods have been adjusted retroactively to comply with SFAS 128.

    Impact of Recently Issued Accounting Pronouncements

	   In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Instruments
and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations, financial position or cash flows.

	   The American Institute of Certified Public Accountants issued Statement of
Position 98-1, "Accounting For the Costs of Computer Software Developed or Ob-
tained For Internal Use" ("SOP 98-1"), on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations, financial position or cash flow.

    Concentration of Credit Risk

	   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables.
The Company's investments consist of certificates of deposits and money market funds, which invest in government obligations and corporate securities. The
Company is exposed to credit risks in the event of default by the financial in-
stitutions or issuers of investments to the extent of amounts recorded on the balance sheet. The Company manufactures and sells its products to end-users, sales representatives, distributors and leasing companies in the music, post production (film and television), and broadcast industries. The Company performs ongoing credit evaluations of its customers' financial condition and prior to shipping the product, generally requires a $5,000 deposit and a firm purchase order. From time to time and depending on the financial condition of the cus-
tomer, the Company may require payment of a substantial portion of the purchase price, an irrevocable letter of credit, or a purchase order from a third-party lessor. The Company is exposed to credit risks in the event of insolvency by its customers to the extent of amounts recorded on the balance sheet. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

2. Commitments

	   The Company leases facilities for its headquarters in Palo Alto, California, its subsidiary in Woodinville, Washington, and its sales offices in Los Angeles,
Nashville, New York, London and Tokyo. These operating lease agreements expire beginning August 1999 through August 2004, and all leases contain renewal op-
tions. Certain leases contain provisions for rental adjustments and require the
Company to pay property taxes, insurance, and normal maintenance costs. In Sep-
tember 1998, the Company sub-leased portions of its facilities in Palo Alto,
California and New York.

The aggregate future minimum lease payments under operating leases are as fol-lows:

                                      Facilities     Subleases       Net
                                      ----------     ---------       ---
                                                                 Commitments
                                                                 -----------
                        1999........  $  839,677     $ 302,410   $   537,267
                        2000........     964,822       286,195       678,627
                        2001........     930,787        71,549       859,238
                        2002........     957,732          ----       957,732
                        2003........     951,622          ----       951,622
                         Thereafter      698,301          ----       698,301
                                      ----------     ---------   -----------
                        Total         $5,342,941     $ 660,154   $ 4,682,787
                                      ==========     =========   ===========

	   Total rent expense was approximately $744,021, $651,870 and $410,000 in 1998, 1997 and 1996, respectively. Rental income was $80,080 for fiscal 1998.

3. Obligations Under Capital Leases

    In conjunction with the acquisition of Spectral in 1996, the Company assumed certain capital lease obligations of its wholly owned subsidiary. Obligations under capital leases represent the present value of future payments under the equipment lease agreements.

                                                   December 31,     December 31,
                                                       1998             1997
                                                   ------------     ------------
Property, plant and equipment under capital leases $   223,715      $   223,715
Accumulated amortization .........................    (209,988)        (165,570)
                                                   ------------     ------------
Net property, plant and equipment under capital
 leases........................................... $    13,727      $    58,145
                                                   ------------     ------------

	   Amortization expense related to assets acquired under capital leases was
$25,678, $49,049 and $48,183 for the years ended December 31, 1998, December 31,
1997, and December 31, 1996, respectively.

                         						EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Future minimum payments under capital leases consist of the following at Decem-ber 31, 1998:

                      Fiscal year ending December 31:
                          1999 .........................    $   32,268
                          2000 .........................         2,362
                                                            ----------
                      Total minimum lease payments .....        34,630
                      Amount representing interest .....         2,657
                                                            ----------
                      Present value of net minimum lease
                       payments ........................        31,973
                      Less current portion .............        29,691
                                                            ----------
                      Long-term portion ................    $    2,282
                                                            ==========

4. Shareholders' Equity

	   Preferred Stock

		  The Company is authorized to issue 2,000,000 shares of undesignated prefer-
red stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferen-
ces, privileges, and restrictions granted to and imposed upon any wholly unis-
sued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or ac-
tion by the Company's shareholders.

	   Common Stock

		  In March 1998, the Company received proceeds of $1,950,000 from existing in-
vestors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was exe-
cuted.

    1990 Stock Plan

	   The 1990 Stock Plan (the "1990 Plan") provides for the grant of incentive stock options to employees of the Company and nonstatutory stock options and stock purchase rights to employees of the Company. The Company has authorized
2,042,281 shares of common stock for issuance under the 1990 Plan. At December
31, 1998, no stock option shares were available for grant under the Plan.  Op-
tions issued under the 1990 Plan are exercisable upon vesting, which is general-
ly four to five years.

    1995 Performance Based Stock Option Plan

 	  The 1995 Performance Based Stock Option Plan (the "1995 Plan") provides for the grant of incentive stock options and nonstatutory options to employees of the Company. A total of 50,000 shares of common stock has been reserved for is-
suance under the 1995 Plan. At December 31, 1998, 14,750 stock option shares were available to grant under the Plan.  Prior to 1997, options granted under the 1995 Plan during 1995 vest at the rate of one-third of the shares one year following the vesting commencement date, with one thirty-sixth of the shares vesting each month thereafter. All options granted under the 1995 Plan during
1997 shall vest on December 11, 2000; provided, however, that if any time prior to December 11, 2000 the optionee meets the performance targets set for such

                                 EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

optionee by the Board of Directors for fiscal year 1998, 1999 or 2000, then all of the shares subject to the option shall vest upon the date such targets are met.

	   1995 New Director Option Plan

	   The 1995 New Director Option Plan (the "Directors' Plan") authorizes the
Company to issue nonstatutory stock options to purchase up to 50,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the grant date. At December 31, 1998, 26,000 stock option shares were available to grant under the Plan. The Directors' Plan provides that each person who is an outside director on the effective date of the Directors'
Plan and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 10,000 shares.
Additionally, each outside director shall be automatically granted an option to purchase 2,000 shares on the date of each annual shareholders' meeting provided he is an outside director as of the date of such meeting and is reelected to the
Board of Directors at such meeting. Options under the plan vest one-fourth each anniversary from date of grant.

	   1997 Nonstatutory Stock Option Plan

	   The 1997 Nonstatutory Stock Plan (the "1997 Plan") authorizes the Company to issue nonstatutory stock options to employees of the Company. A total of 750,000 shares of common stock have been reserved for issuance under the 1997 Plan. At
December 31, 1998, 251,250 stock option shares were available to grant under the
Plan. To date, all options granted under the 1997 Plan shall vest on December
11, 2000; provided, however, that if any time prior to December 11, 2000 the op-
tionee meets the performance targets set for such optionee by the Board of
Directors for fiscal year 1998, 1999, or 2000, then all of the shares subject to the option shall vest upon the date such targets are met.

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

                             EUPHONIX, INC.
		    	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

A summary of the Company's stock option activity for all of its stock option plans, is as follows:

                                                                Weighted
                                               Number of         Average
                                                 Shares          Exercise
                                              Outstanding         Price
             -------------------------------------------------------------
             Balance at December 31, 1995       437,470           $1.49
              Granted ...................       540,750            5.37
              Exercised .................      (155,004)           0.33
              Canceled ..................      (168,874)           4.54
                                            ------------        ----------
             Balance at December 31, 1996       654,342            4.08
              Granted ...................       730,950            1.59
              Exercised .................       (24,536)           0.16
              Canceled ..................      (194,468)           3.06
                                            ------------        ----------
             Balance at December 31, 1997     1,166,288            2.77
              Granted ...................       653,797            1.27
              Exercised .................        (5,584)           0.18
              Canceled ..................       (48,550)           2.13
                                            ------------        ----------
             Balance at December 31, 1998     1,765,951           $2.25
                                            ------------        ----------

The following table summarizes information about stock options outstanding at December 31, 1998:

                          Options Outstanding            Options Exercisable
                    ----------------------------------------------------------
                                   Weighted
                                   Average    Weighted             Weighted
        Range of    Number of     Remaining   Average   Number of   Average
        Exercise     Shares      Contractual  Exercise   Options   Exercise
         Prices    Outstanding      Life       Price   Exercisable   Price
                   -----------------------------------------------------------
     $0.10-$0.15      12,983       3.1 years   $0.14     12,983      $0.14
     $0.16-$1.25     556,692       9.0          1.03     95,577       0.95
     $1.26-$2.00     763,500       9.2          1.65    125,471       1.99
     $2.01-$4.00      76,247       6.8          2.99     57,712       3.00
     $4.01-$5.38     360,529       7.1          5.37    236,078       5.37
                   ---------                          -----------
   Total           1,765,951                   $2.25    527,821      $3.38
                   ---------                          -----------

There were 244,189 and 153,427 outstanding options that were exercisable at December 31, 1997 and 1996, respectively.

	   Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the
Company has accounted for its employee stock options granted subsequent to

                                EUPHONIX, INC.
			         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS--(Continued)

to December 31, 1994 under the fair value method. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value method. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option pricing model. The minimum value method differs from the Black-Scholes option pricing model because it does not consider the effect of expected volatility. The following weighted average assumptions were used for 1998, 1997, and 1996, respectively: risk-free interest rates of 5.59%, 6.27%, and 6.17; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 90% in 1998, 80.0% in 1997 and 65.0% in 1996; and a weighted average expected life of the option of 6 years.

	   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are ful-
ly transferable. In addition, option valuation models require the input of high-
ly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly differ-
ent from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opin-
ion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

	   For purposes of pro forma disclosures, the estimated fair value of the op-
tions is amortized to expense over the options' vesting period.  The Company's pro forma information follows:

                                              Year Ended December 31,
                                              -----------------------
                                            1998        1997       1996
                                            ----        ----       ----
                                     (in thousands, except per share amounts)
     Pro forma net loss................ $ (6,220)    $ (2,501)    $ (1,932)
     Pro forma loss per share:
        Basic and diluted.............. $  (0.97)    $  (0.45)    $  (0.35)

	   The weighted-average grant-date fair value of options granted during the years ended December 31, 1998, 1997, and 1996 were $0.94, $1.18, and $3.36, res-
pectively. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

	   Deferred Compensation

	   For certain options granted, the Company recognized $372,000 as deferred compensation for the excess of the deemed value at the grant date for accounting purposes of the common stock issuable upon exercise of such options over the ag-
gregate exercise price of such options. The deemed value for accounting purposes represents fair value at the date of grant. Deferred compensation is amortized ratably over the vesting period of the options into expense. For the years ended
December 31, 1998, 1997, and 1996 $90,000 per year was charged to operations.

                              EUPHONIX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.  Income Taxes

	   The Company did not record a benefit for income taxes for the year ended
December 31, 1998 due to uncertainties surrounding the realizability of such deferred tax assets. The provision (benefit) for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                              1997              1996
                                              ----              ----
                     Federal:
                        Current........... $(222,000)        $  226,943
                        Deferred..........      ----           (183,000)
                                           ----------        -----------
                                            (222,000)            43,943
                                           ----------        -----------
                      State:
                        Current...........      ----              7,000
                        Deferred..........      ----             (1,000)
                                           ----------        -----------
                                                ----              6,000
                                           ----------        -----------
                      Total............... $(222,000)        $   49,943
                                           ==========        ===========

	   No provision (benefit) for income taxes was recorded for the year ended December 31, 1998. A reconciliation of the provision (benefit) for income taxes at the federal statutory rate to the provision (benefit) for income taxes at the effective tax rate for the years ended December 31, 1997 and 1996 is as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                          1997        1996
                                                          ----        ----
Income taxes computed at the federal statutory rate.. $ (754,000)  $(458,000)
In process R&D charge ...............................        ---     492,000
Valuation reserve movement ..........................    519,000     (31,000)
State taxes, net of federal benefit..................        ---       4,000
Other individually immaterial items..................     13,000      42,943
                                                      -----------  ----------
(Benefit) provision for income taxes................. $ (222,000)  $  49,943
                                                      -----------  ----------

                              EUPHONIX, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Significant components of the Company's deferred tax assets are as follows:

                                                      December 31,
                                              ----------------------------
                                                   1998           1997
                                                   ----           ----
Deferred tax assets:
 Net operating loss carryforwards.....        $  2,200,000     $  82,000
 Research and development credit carryforwards.    500,000        77,000
 Accruals and reserves currently not deductible
   for tax.....................................    500,000       430,000
 Capitalized research and development costs....    400,000       112,000
                                              ------------    ----------
Total deferred tax assets......................  3,600,000       701,000
Deferred tax liabilities:
 Depreciation..................................   (200,000)     (119,000)
                                              -------------   -----------
                                                 3,400,000       582,000
Valuation allowance for net deferred tax assets (3,400,000)     (582,000)
                                              -------------   -----------
   Net deferred tax assets                    $       ----     $    ----
                                              =============   ===========

	   As of December 31, 1998, the Company had fully offset deferred tax assets by a valuation allowance. Management believes that such net deferred tax assets are not realizable on a more likely than not basis. The net valuation allowance in-
creased by $519,000 during the year ended December 31, 1997.

	   As of December 31, 1998, the Company had federal net operating loss carry-
forwards of approximately $6,500,000. The Company also had federal research and development tax credit carryforwards of approximately $400,000. The net operat-
ing loss and credit carryforwards will expire at various dates beginning on 2005 through 2018, if not utilized.

	   Utilization of the net operating losses and credits may be subject to a sub-
stantial annual limitation due to the "change in ownership" provisions of the
Internal Revenue Code of 1986 and similar state provisions. The annual limita-
tion may result in the expiration of net operating losses and credits before utilization.

6. Segment Disclosures

	   The Company operates in a single industry segment, designing, developing, manufacturing and marketing of digitally controlled audio mixing consoles for use in the production of audio content for the music, post production (film and television) and broadcast industries. Net revenue from the sale of digitally controlled audio mixing consoles accounted for 82%, 78% and 88% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively.
These revenues were generated primarily from the CS3000 (which accounted for
93%, 45% and 0% of mixing console revenue for the years ended December 31, 1998,
1997 and 1996), and the CS2000 (which accounted for 7%, 55% and 100% of mixing console revenue for the years ended December 31, 1998, 1997 and 1996). The Com-
pany also derives revenues from the sale of PC-based digital audio workstations, which accounted for 4%, 7% and 6% of consolidated revenues for the years ended
December 31, 1998, 1997 and 1996, respectively. The remainder of the Company's revenues for the years ended December 31, 1998, 1997 and 1996 were derived from the sale of accessories to the consoles.

	                             EUPHONIX, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

		  The Company markets its products in the United States and in foreign count-
ries through its sales personnel, sales representatives and distributors. The
Company's geographic information is as follows:

		   Revenues:
     ---------
                                    1998             1997           1996
                                      $       %        $        %     $      %
          United States         8,902,526  57.0  11,009,354  60.9 8,632,168 47.3
          Export:
           Europe               1,025,396   6.6   2,020,765  11.2 4,075,502 22.3
           Japan                3,360,685  21.5   1,816,508  10.0 1,289,568  7.1
           Other  international 2,325,220  14.9   3,246,162  17.9 4,239,908 23.3

     Long-lived assets:
                                    1998             1997
                                      $                $
          United States         1,286,316         1,385,373
          Europe                   70,987            50,348
          Japan                    37,048            47,271

7. Concentration of Other Risks

	   Products

	   The Company has derived substantially all of its revenues to date from sales of its digitally controlled audio mixing console system. The Company expects that its ability to maintain or expand its current levels of revenues and pro-
fits, if any, in the future will depend upon, among other things, its success in enhancing its base system with features including new software and hardware add-
ons and developing and marketing new products and features which meet new market demands and changing customer requirements on a timely basis.

	   Markets

	   The markets for the Company's products are characterized by rapidly changing technologies, significant price competition and frequent new product introduc-
tions. The Company believes that it must continue to gain market share in the music market. If, in the future, there should be a downturn in the music market, the Company's business could be materially and adversely affected.

	   Inventories

	   The Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the financial statements.

                            	EUPHONIX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	   Customers

	   The Company markets and sells its products primarily to a broad base of cus-
tomers comprised of end-users and sales representatives. No one end-user or dis-
tributor constituted 10% or more of net revenues in 1998, 1997, and 1996.

	   Export Sales

	   If in the future, there should be a downturn in the music, post production
(film and television) or broadcast industries, or in the economic conditions abroad, the Company's business could be materially and adversely affected. A substantial decline in export sales has occurred in Europe and Japan over the last three years. With the exception of sales to customers through the Japanese subsidiary, sales in all foreign countries are denominated in U.S. dollars.
Sales through the Japanese subsidiary are denominated in Yen.

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

8. Benefit Plans

	   Defined Contribution Plan

	   The Company has an employee 401(k) salary deferral plan (the "Plan") that allows voluntary contributions by all full-time U.S. employees. Eligible em-
ployees may contribute from 1% to 20% of their respective compensation. The Com-
pany does not contribute to the Plan.

9. Acquistion

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

	   Legal, accounting and appraisal costs related to the transaction were ap-
proximately $50,000. The acquisition was accounted for as a purchase in accord-
ance with Accounting Principles Board Opinion No. 16. The excess of the total acquisition cost over the fair value of assets acquired was approximately
$758,000 and was allocated, based on values determined by an independent ap-
praisal, to existing technology which had reached technological feasibility and in process research and development.

                                EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    To determine the value of the technology in the development stage, the Com-pany considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and as-sociated risks. Associated risks including the inherent difficulties and uncer-tainties in completing the project and thereby achieving technological feasibil-ity, and risks related to the viability of and potential changes to future tar-get markets. This analysis resulted in a value of approximately $1,446,000 being assigned to technology in the development stage that had not yet reached tech-nological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $1,446,000 of technology in the development stage was expensed.

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

10. Subsequent Event

    Sale of Common Stock

    In January 1999, the Company received proceeds of $1,303,676 from existing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share, 90% of the average closing bid price per share on the NASDAQ, for the ten days immediately preceding January 26, 1999. The authorized capital stock of the Company as of the date of this agreement is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   	Not applicable.

                                PART III
                                --------

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

    The directors and executive officers of the Company and their ages as of December 31, 1998 are as follows:

          Name                  Age                    Position
----------------------------   -----    ----------------------------------------
Milton M.T. Chang, Ph.D.        55      Director

James Dobbie                    68      Chairman of the Board

Thomas C. Fristoe               38      Vice President of World Wide Sales and
                                        Marketing Communications

Paul L. Hammel                  53      Senior Vice President of Operations

B. Yeshwant Kamath              50      Director

Robert F. Kuhling, Jr.          50      Director

Barry L. Margerum               47      President, Chief Executive Officer and
                                        Director

Steven H. Milne                 40      Vice President of Engineering

Scott W. Silfvast               36      Senior Vice President of Product
                                        Marketing and Director

     Milton M.T. Chang, Ph.D. has served on the Board of Directors since the Company's inception in July 1988. Since April 1996, Dr. Chang has served as Chairman of the Board of New Focus, Inc., a privately held manufacturer of optic components which he co-founded, and from May 1990 to April 1996, Dr Chang served as its President. From 1988 to May 1990, Dr. Chang was self-employed as a con-sultant. Dr. Chang also serves on the board of directors of Iridex Corporation and serves as a director for a number of privately held companies.

    James Dobbie has served as Chairman of the Board of the Company since March 1991 and served as Chief Executive Officer from March 1991 until June 1997. From 1988 to February 1991, Mr. Dobbie was a self-employed consultant and consulted for the Company from November 1990 to February 1991. From 1984 to 1987, Mr. Dobbie was Chairman of the Board of Akashic Memories, a privately held supplier of high density computer disks. From 1980 to 1983, Mr. Dobbie was President of Avantek, an electronic component company.

    Thomas C. Fristoe joined the Company as Vice President, Worldwide Sales in June 1997. In December 1997, Mr. Fristoe was promoted to Vice President of Worldwide Sales and Marketing Communications. From March 1996 to June 1997, Mr. Fristoe was VP, Sales and Marketing for Specular International, a software pub-lisher of 3D design, automation and internet design tools. From December 1993 to 1996, Mr. Fristoe was Vice President of Sales for FWB. From 1991 to November 1993, Mr. Fristoe was National Sales Manager for Digital F/X.

    Paul L. Hammel joined the Company in February 1998 as Senior Vice President of Operations. From 1994 to 1998, he was employed at Plantronics, Inc. as Vice President Customer Services and President of Walker Equipment Division of Plan-tronics, Inc. From 1989 to 1994, Mr. Hammel was Vice President of Operations and Customer Services for GO Corporation.

    B. Yeshwant Kamath has served as a director of the Company since October 1996. Since November 1997 Dr. Kamath has served as President of Videonics, Inc. Prior to that he served as Division President of the KUB division of Videonics, Inc. KUB Systems, a company that manufactures video special effects equipment was founded by Dr. Kamath in February 1992 and acquired by Videonics, Inc. in May 1996. Previously, Dr. Kamath was a founder of Abekas Video Systems, Inc., a subsidiary of Carlton Communications PLC, where he was President from 1982 to August 1990. Dr. Kamath is also a director of Elantec Semiconductor, Inc. and Videonics, Inc.

    Robert F. Kuhling Jr. has served as a director of the Company since October 1990. Since 1987, Mr. Kuhling has been a general partner of several venture capital partnerships managed by ONSET Ventures Services Corp., a venture capital firm. Mr. Kuhling also serves on the board of directors of Conceptus, Inc. and serves as a director for a number of privately held companies.

    Barry L. Margerum was appointed Chief Executive Officer and President of the Company in June 1997 and has served as a director of the Company since August 1997. From 1994 to June 1997, he served as Vice President of Marketing and then as President and General Manager of the CMS Division of Plantronics, Inc. From 1989 to 1994, Mr. Margerum was President and Chief Executive Officer of MITEM Corporation, a provider of middleware technology for enterprise distributed sys-tems. From 1980 to 1988, Mr. Margerum held a variety of executive sales and mar-keting executive positions for GriD Systems Corporation, a pioneer in the field of lap-top computers. Prior to that, Mr. Margerum was employed by Apple Com-puter, Inc., Epsilon Data Management and International Business Machines Corp-oration.

    Steven H. Milne joined the Company in April 1996 as Vice President of Engi-neering. From 1992 to 1996, he was employed at Taligent, Inc., most recently as Director, Media Software Development. Taligent, Inc. is a software joint venture owned by International Business Machines Corporation, Hewlett-Packard Company, and Apple Computer, Inc. From 1986 to 1992, Mr. Milne was an engineer and man-ager working on audio for Apple Computer, Inc. Prior to that, Mr. Milne was employed by Sydis, Inc. and Wang Laboratories, working on voice recording pro-ducts.

    Scott W. Silfvast founded the Company in July 1988. He has been a director of the Company since its inception, has served as Senior Vice President since June 1997 and served as President from March 1990 until May 1997. Mr. Silfvast also served as Chairmain of the Board from July 1988 until February 1991. From 1983 to July 1988, he was an engineer for SRS, a measurement instrumentation company.

Section 16(a) Beneficial Ownership Reporting Compliance

    Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Com-pany's Common Stock ("Reporting Persons") are required to report, to the Securi-ties and Exchange Commission (the "SEC") and to the exchange upon which the Com-mon Stock is traded, their initial ownership of the Company's stock and any sub-sequent changes in that ownership. Specific due dates for these reports have been established, and the Company is required to disclose in this Form 10K any failure to file these reports on a timely basis.

    Based solely on its review of the copies of such reports received by it or written representations from certain reporting persons that no Forms 3, 4 or 5 were required, the Company believes that as of December 31, 1998, all reporting persons complied with all applicable filing requirements, except that the Forms 4 required to be filed by Steven H. Milne for December 1997 and December 1998, by B. Yeshwant Kamath for June 1997 and June 1998, and by Thomas C. Fristoe, Paul L. Hammel and Scott W. Silfvast for December 1998 were filed late.

Item 11. Executive Compensation.

Summary Compensation Table

    The following table sets forth information concerning the compensation paid by the Company during the fiscal years ended December 31, 1998 ("Fiscal 1998"), 1997 and 1996, to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers serving as executive officers at the end of the last fiscal year (collectively, the "Named Officers").

                                                          Long-Term
                                                        Compensation
                                   Annual Compensation     Awards
                                   -------------------   ------------
                                                          Securities
                                                          Underlying   All Other
Name and Principal Position    Year Salary($) Bonus($)(1) Options(#)   Compen-
                                                                       sation($)
---------------------------    ---- --------- ----------- ----------   ---------
Barry L. Margerum..........    1998  180,000  54,000(2)(3)   147,297    4,195(4)
 President and Chief Execu-    1997  105,000  36,750         250,000    3,540
  tive Officer                 1996      ---     ---             ---      ---

Thomas C. Fristoe..........    1998  124,992  78,313(3)(5)     9,000        0
 Vice President of World Wide  1997   84,814  35,000          70,000   14,484
  Sales and Marketing Commun-  1996      ---     ---             ---      ---
   ications

Scott W. Silfvast..........    1998  150,000  27,000(3)(6)    25,000        0
 Senior Vice President of      1997  148,125  22,500          50,000        0
  Product Marketing            1996  132,284  12,500               0        0

Steven H. Milne............    1998  128,100  22,720          25,000        0
 Vice President of Engineer-   1997  128,100  19,200          20,000        0
  ing                          1996   90,901  20,000          60,000      ---

Paul L. Hammel.............    1998  133,558  29,563(3)(7)   100,000        0
 Senior Vice President of      1997      ---        ---         ---       ---
  Operations                   1996      ---        ---         ---       ---

--------------------
(1) Includes bonus amounts earned in a fiscal year and paid in the subsequent fiscal year.

(2) $27,000 of the bonus will be paid in cash and $27,000 of the bonus was paid in 26,181 stock purchase rights under the Company's 1999 Stock Plan (the "Plan") at a per share purchase price of $.001. The number of stock purchase rights is equal to $27,000 divided by $1.03125, which is equal to the fair market value of the Company's Common Stock on the April 12, 1999 date of grant of such rights (the "April 12 FMV").

(3) Following shareholder approval of the Plan, the officer shall be paid an additional, as yet undetermined, cash amount, such that the officer shall be "grossed up" for taxes so that the net effect to such officer, with res-pect to that portion of the bonus paid in stock purchase rights, is as if federal and state income taxes did not apply to such portion of his bonus. In the event shareholder approval of the Plan is not obtained at the next scheduled meeting of shareholders, the stock purchase rights referenced in note (2) above and in notes (5), (6) and (7) below shall be cancelled and that portion of the bonus designated to be paid in stock purchase rights shall instead be paid in cash.

(4) Represents life insurance and health insurance premiums.

(5) $60,813 of the bonus will be paid in cash and $17,500 of the bonus was paid in 16,969 stock purchase rights under the Plan at a per share purchase price of $.001. The number of stock purchase rights is equal to $17,500 divided by the April 12 FMV.

(6) $13,500 of the bonus will be paid in cash and $13,500 of the bonus was paid in 13,090 stock purchase rights under the Plan at a per share purchase price of $.001. The number of stock purchase rights is equal to $13,500 divided by the April 12 FMV.

(7) All of the bonus was paid in 28,667 stock purchase rights under the Plan at a per share purchase price of $.001. The number of stock purchase rights is equal to $29,563 divided by the April 12 FMV.

Option Grants in Last Fiscal Year

    The following table sets forth, as to the Named Officers, certain informa-tion relating to stock options granted during Fiscal 1998.

                                                            Potential Realizable
                                                             Value at Assumed
                                                           Annual Rates of Stock
                                                             Price Appreciation
                                Individual Grants            for Option Term(4)
                  ---------------------------------------- ---------------------
                   Number of
                  Securities  % of Total
                  Underlying    Options
                   Options    Granted to   Exercise or
                   Granted   Employees in  Base Price  Expiration
     Name            (#)    Fiscal Year(1) ($/Sh)(2)     Date(3)  5%($)  10%($)
----------------- --------- -------------- ----------- ---------- -----  -------
Barry L. Margerum  147,297       2.4%       0.9375      09/01/08  86,845 220,081

Thomas C. Fristoe    9,000       0.1%       1.2812      12/16/08   7,252  18,377

Scott W. Silfvast   25,000       0.4%       1.2812      12/16/08  20,144  51,048

Steven H. Milne     25,000       0.4%       1.2812      12/16/08  20,144  51,048

Paul L. Hammel     100,000       1.6%       1.5625      02/12/08  98,265 249,022

Paul L. Hammel      10,000       0.2%       1.2812      12/16/08   8,057  20,419

---------------
(1) The total number of shares subject to options granted to employees during Fiscal 1998 was 625,797.

(2) The exercise price is equal to the closing price of the Company's Common Stock on the market date immediately preceding the date of grant.

(3) Options may terminate before their expiration date if the optionee's status as an employee or consultant is terminated or upon optionee's death.

(4) The Potential Realizable Value is calculated based on the fair market value on the date of grant, which is equal to the exercise price of options grant-ed in Fiscal 1998, assuming that the stock appreciates in value from the date of grant until the end of the option term at the annual rate specified (5% and 10%). Potential Realizable Value is net of the option exercise price. The assumed rates of appreciation are specified in rules of the SEC, and do not represent the Company's estimate or projection of future stock price. Actual gains, if any, resulting from stock option exercises and Com-mon Stock holdings are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the option holders' con-tinued employment through the exercise/vesting period. There can be no as-surance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises in Fiscal 1998 and Fiscal 1998 Year-End Option
Values

    The following table sets forth for each Named Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1998. Also reported are values for "in-the-money" options that represent the positive spread between the respective exer-cise prices of outstanding stock options and the fair market value of the Com-pany's Common Stock as of December 31, 1998. No options were exercised by the Named Officers during Fiscal 1998.

                            Number of Securities        Value of Unexercised
                           Underlying Unexercised      In-the-Money Options at
                        Options at Fiscal Year End(#)   Fiscal Year End($)(1)
                        -----------------------------  ------------------------
Name                     Exercisable  Unexercisable   Exercisable Unexercisable
-----------------        -----------  -------------   ----------- -------------
Barry L. Margerum          106,034        291,263        1,151       12,658

Thomas C. Fristoe           22,499         56,501            0            0

Scott W. Silfvast           32,499         72,501            0            0

Steven H. Milne             34,499         70,501            0            0

Paul L. Hammel                   0        110,000            0            0

---------------
(1) Market value of underlying securities based on the closing price of $1.03125 of the Company's Common Stock on December 31, 1998, minus the exercise price.

Compensation Committee Interlocks and Insider Participation

    The Company's Compensation Committee was formed in April 1992 to review and approve the compensation and benefits for the Company's key executive officers, administer the Company's stock option plans and make recommendations to the board of directors regarding such matters. The committee is currently composed of Milton M.T. Chang, Ph.D. and Robert F. Kuhling, Jr., neither of whom is an officer of the Company. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation of Directors

    Non-employee directors of the Company currently do not receive compensation for each Board meeting attended. Reimbursement of expenses is allowed. Officers of the Company do not receive additional compensation for attendance at Board of Directors meetings or committee meetings. In addition, all non-employee directors elected for the first time after July 20, 1995 are eligible to parti-cipate in the Company's 1995 New Director Option Plan (the "Director Plan"). The Director Plan provides for the automatic grant of a nonstatutory stock option to purchase 10,000 shares of Common Stock of the Company to each non-employee director of the Company's on the date which such person first becomes a director and an additional grant of a nonstatutory stock option to purchase 2,000 shares of Common Stock of the Company on the date of each annual meeting of the share-holders. All options granted under the Director Plan are subject to a four-year vesting schedule.

Employment Arrangements

    In March 1997, the Company and Barry L. Margerum entered into an employment offer letter pursuant to which Mr. Margerum agreed to serve as Chief Executive Officer and a director of the Company at an annual salary of $180,000, with a target annual bonus of 40% of salary based upon mutually agreed upon milestones. One-half of Mr. Margerum's targeted bonus amount is guaranteed at the end of his first year of employment. The company agreed to recommend to the Board of Direc-tors that Mr. Margerum be granted a 250,000 share stock option at a per share exercise price equal to the fair market value of the Company's stock on the date of grant and vesting over four years. Pursuant to an amendment to such option effected in September 1998, Mr. Margerum's option shall become fully vested and exercisable upon the earlier of (i) six months following a change of control of the Company or (ii) the date following a change of control that Mr. Margerum's employment is terminated without cause and, to the extent vested, shall be exer-cisable until the first to occur of (a) three years following termination of employment or (b) August 5, 2007. In the event the Company terminates Mr. Mar-gerum's employment, he will be entitled to a severance arrangement of six months salary, a bonus amount equal to 20% of annual salary, six months vesting accel-eration of his stock option and continuation of Company benefits for six months. The Company also agreed to obtain $500,000 in life insurance for Mr. Margerum. In addition, the Company agreed to cover 75% of commuting cost with a driver or local apartment rental of up to $1,000 per month; however, in September 1998, the Company's Board of Directors determined that Mr. Margerum would receive a car allowance of $500 per month in lieu thereof. Mr. Margerum is also eligible to participate in the Company's employee benefit plans.

    In May 1997, the Company and Thomas C. Fristoe entered into an employment offer letter pursuant to which Mr. Fristoe agreed to serve as Vice President of Sales of the Company at an annual salary of $120,000. In addition, upon Mr. Fristoe obtaining aggregate net order amounts of $14 million from end users and distributors between his hire date and December 31, 1997, the Company agreed to pay Mr. Fristoe a bonus amount of $65,000 (the "Quota Bonus"), to be increased by $10,000 for each additional $1 million in net orders obtained. Payment of $30,000 of the Quota Bonus was guaranteed. The Company agreed to recommend to the Board of Directors that Mr. Fristoe be granted a 60,000 share stock option at a per share exercise price equal to the fair market value of the Company's stock on the date of grant. Such option vests at the rate of twenty-five percent (25%) of the shares on the first anniversary of the date of grant with the remaining shares vesting ratably thereafter over three years. The Company also agreed to pay relocation related expenses of up to $15,000. In the event Mr. Fristoe's employment is terminated by the Company within the first two years of employment, other than for cause, the Company will continue to pay Mr. Fristoe's salary until the first to occur of (i) the date six months following his termi-nation date or (ii) the date Mr. Fristoe becomes employed by, or commences serving as a consultant to, another company. Mr. Fristoe is also eligible to participate in the Company's employee benefit plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The table below indicates the number of shares of the Company's Common Stock beneficially owned as of March 31, 1999 by: (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the Company's out-standing stock, (ii) each of the Company's directors, (iii) each of the Named Officers, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person has sole investment and voting powers with res-pect to the shares shown as beneficially owned. Ownership information is based upon information furnished by the respective individuals.

                                                            Number of Shares
                                                          Beneficially Owned(1)
                                                          ---------------------
Directors, Executive Officers and 5% Shareholders         Number        Percent
-------------------------------------------------         ------        -------
Robert F. Kuhling, Jr. (2).............................  1,744,922        21.9%
 c/o ONSET Enterprise Associates
 2490 Sand Hill Road
 Menlo Park, CA 94025

ONSET Enterprise Associates............................  1,744,335        21.9%
 2490 Sand Hill Road
 Menlo Park, CA 94025

Dieter Meier...........................................  1,000,000        12.6%
 c/o Soundproof, Inc.
 5180 Linwood Drive
 Los Angeles, CA 90027

Pegasus Capital II, L.P................................    527,925         6.6%
 181 Elm Street
 New Canaan, CT 06840

Milton M.T. Chang, Ph.D................................    368,800         4.6%

Scott W. Silfvast (3)..................................    331,909         4.2%

James Dobbie (3).......................................    192,730         2.4%

Barry L. Margerum (3)..................................    144,350         1.8%

Steven H. Milne (3)....................................     40,540            *

Thomas C. Fristoe (3)..................................     28,749            *

B. Yeshwant Kamath (3).................................      5,500            *

All executive officers and directors as a group (9 persons)
 (3)...................................................  2,888,749        34.8%

---------------------------
* Less than one percent.

(1)  Based on 7,956,521 shares of Common Stock outstanding as of March 31, 1999.

(2) Includes 1,744,335 shares held by ONSET Enterprise Associates ("ONSET"). Mr. Kuhling is a general partner of OEA Management, L.P. ("OEA"), which is the general partner of ONSET, and, together with the other general partners of OEA, shares voting and investment power with respect to such shares. Mr. Kuhling disclaims beneficial ownership of the shares held by ONSET except to his proportionate partnership interest therein. Also includes 587 shares held by a trust for the benefit of Mr. Kuhling and his spouse.

(3)  Includes 38,228, 47,375, 144,350, 40,540, 28,749, 5,500 and 335,991 shares which Messrs. Silfvast, Dobbie, Margerum, Milne, Fristoe, Kamath and all present directors and executive officers as a group, respectively, have the right to acquire within 60 days of March 31, 1999 upon the exercise of stock options.

Item 13. Certain Relationships and Related Transactions.

    1998 Private Placement of Common Stock. On March 16, 1998, the Company entered into a Common Stock Purchase Agreement (the "1998 Purchase Agreement") with, among others, ONSET, the Company's largest shareholder, and Milton M.T. Chang and Scott W. Silfvast, directors of the Company. Under the 1998 Purchase Agreement, a total of 1,039,999 shares of Common Stock were sold in a private placement transaction at a per share purchase price of $1.875, which price is equal to the closing price of the Company's Common Stock on March 16, 1998. 800,000 shares were purchased by ONSET for $1,500,000, 80,000 shares were pur-chased by Mr. Chang for $150,000 and 53,333 shares were purchased by Mr. Silf-vast for $100,000. Until March 16, 2000, holders of an aggregate of greater than 50% of the shares purchased under the 1998 Purchase Agreement may request the Company register such shares pursuant to a "shelf" registration on Form S-1 under the Securities Act of 1933, as amended.

    1999 Private Placement of Common Stock. On January 26, 1999, the Company entered into a Common Stock Purchase Agreement (the "1999 Purchase Agreement") with, Dieter Meier and Stephen D. Jackson. Under the 1999 Purchase Agreement, a total of 1,320,446 shares of Common Stock were sold in a private placement transaction at a per share purchase price of $0.9873, which price was equal to 90% of the average bid price per share for the ten days immediately preceding January 26, 1999. 1,000,000 shares were purchased by Dieter Meier for $987,300 and 320,446 shares were purchased by Stephen D. Jackson for $316,376. Under cer-tain circumstances, such persons have the right, to request on one occasion that the Company register such shares, or to include such shares in a registration effected by the Company, with the number of shares included in each such regis-tration subject to underwriter cutbacks. Under certain circumstances, such per-sons have the right to designate one nominee for election to the Company's Board of Directors.

    1999 Note Financing. In April 1999, the Company executed a Secured Promis-sory Note (the "Note") with certain persons under which the Company may draw up to $2 million through July 31, 1999. Under the Note, ONSET, Milton M.T. Chang, Dieter Meier, Stephen D. Jackson and Pegasus Capital II, L.P. have commitments to advance $1,000,000, $400,000, $350,000, $150,000 and $100,000, respectively, pursuant to the terms thereof. Interest on the Note accrues at the rate of 7.75% per annum and such interest, together with the outstanding principal amount, is due in April 2001. The Company may not prepay the Note. Subject to obtaining the necessary approvals, the Note is convertible into Common Stock of the Company pursuant to the terms thereof. Under certain circumstances (but not sooner than January 1, 2000), the Note may become immediately due and payable. The Note is secured by the assets of the Company.

    Option Grants to Executive Officers. In Fiscal 1998, stock options under the Company's 1990 Stock Plan (the "1990 Plan") and 1997 Nonstatutory Stock Option

Plan (the "1997 Plan") were granted to the following executive officers as of the grant dates and for the number of shares of Common Stock and at the exercise prices set forth below opposite their names:

                                                                     Per Share
Officer              Date of Grant   Plan      No. of Shares     Exercise Price
-----------------    -------------   ----      -------------     --------------
Thomas C. Fristoe      12/16/98      1997            9,000            $1.2812

Paul L. Hammel         02/12/98      1990          100,000             1.5625

Paul L. Hammel         12/16/98      1997           10,000             1.2812

Barry L. Margerum      09/01/98      1990           46,797             0.9375

Barry L. Margerum      09/01/98      1997          100,500             0.9375

Steven H. Milne        12/16/98      1997           25,000             1.2812

Scott W. Silfvast      12/16/98      1997           25,000             1.2812

    The per share exercise price of each of the above options is equal to the closing price of the Company's Common Stock on the market date immediately pre-ceding the date of grant. The 100,000 share option granted to Mr. Hammel vests as to 25% of the shares on February 12, 1999, with the balance of the shares vesting ratably over three years. The options granted to Messrs. Fristoe, Ham-mel, Milne and Silfvast on December 16, 1998 vest as to 25% of the shares on December 16, 1999, with the balance of the shares vesting ratably over three years.

    The two options granted to Mr. Margerum vest ratably over four years; how-ever, such options shall become fully vested and exercisable upon the earlier of
(i) six month following a change of control of the Company or (ii) the date following a change of control that Mr. Margerum's employment is terminated with-out cause and, to the extent vested, shall be exercisable until the first to occur of (a) three years following termination of employment or (b) September 1, 2008.

    Bonus Payments to Executive Officers. See "Item 11-Executive Compensation-Summary Compensation Table" regarding bonuses paid to executive officers in recognition of services rendered to the Company in Fiscal 1998.

                                PART IV
                                -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

   	(a)  1.  List of Financial Statement Schedules

             The following financial statements of Euphonix, Inc., are included in Item 8:

             Consolidated Balance Sheets as of December 31, 1998 and 1997

             Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

             Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

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

                               SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS

                                               Charged
                                 Balance at    to costs                Balance
                                 Beginning       and                  at End of
        Descriptions             of Period     Expenses  Deduction(1)   Period
        ------------             ----------    --------  ------------ ---------
Year Ended December 31, 1996
 Allowance for Doubtful Accounts $  84,820    $  34,919  $     ----   $ 119,739
 Accrued Warranty............... $ 171,398    $ 348,018  $   136,701  $ 382,715
Year Ended December 31, 1997
 Allowance for Doubtful Accounts $ 119,739    $ 103,054  $     ----   $ 222,793
 Accrued Warranty............... $ 382,715    $ 224,763  $   259,628  $ 347,850
Year Ended December 31, 1998
 Allowance for Doubtful Accounts $ 222,793    $ 180,489  $    85,600  $ 403,282
 Accrued Warranty............... $ 347,850    $ 256,572  $   165,025  $ 439,397

________________
(1)  Charges for uncollectible accounts, net of recoveries

3.  Exhibits.
    --------
Exhibit
Number         Description of Document
------         -----------------------

3.1(1)		Amended and Restated Articles of Incorporation of the Registrant.
3.2(1)		Bylaws of the Registrant.
10.1(1)	Form of indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	1990 Stock Plan and forms of stock option agreement and restricted stock purchase agreement thereunder.
10.3(1)	1995 Performance Based Stock Option Plan and form of stock option agree-
        ment thereunder.
10.4(1)	1995 New Director Option Plan and form of stock option agreement there-
        under.
10.5(4)	1997 Nonstatutory Stock Option Plan and form of stock option agreement thereunder.
10.6(1)	Modification Agreement dated November 6, 1991, among the Registrant and
        certain shareholders	of the Registrant.
10.7(1)	Credit Agreement dated September 30, 1994 between the Registrant and
        Bank of the West, as	amended.
10.8(1)	Lease Agreement dated December 31, 1990, as amended May 14, 1993, by and between the Registrant and El Camino Center.
10.9(2)	Agreement and Plan of Reorganization dated January 15, 1996 by and
        among the registran	,	Spectral, Incorporated, Euphonix Acquisition Cor-
        poration and certain shareholders of Spectral, Incorporated.
10.10(5)Common Stock Purchase Agreement dated March 16, 1998 between the Reg-
        istrant and the purchasers thereunder.
10.11(5 Common Stock Purchase Agreement dated January 26, 1999 between the
        Registrant, Dieter Meier and Stephen D. Jackson.
10.12(5)Registration Rights Agreement January 26, 1999 between the Registrant and the purchasers thereunder.

10.13 Secured Promissory Note dated April 23, 1999 between the Registrant and the investors thereunder.

23.1    Consent of Ernst & Young LLP, Independent Auditors
24.1    Power of Attorney
27.1    Financial Data Schedule

---------------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Reg-istration Statement on Form SB-2 (File No. 33-94898-LA), effective August 21, 1995.

(2) Incorporated by reference to the exhibit filed with the Registrant's cur-rent report on Form 8-K dated February 7, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Regis-tration Statement on Form S-8 (File No. 333-17545) effective December 10, 1996.

(4) Incorporated by reference to the exhibit filed with the Registrant's Regis-stration Statement on Form S-8 (File No. 333-68425) effective December 4, 1998.

(5)  To be filed by amendment.

     (b) Reports on Form 8-K.
         None.
     (C) Exhibits.
         See (a) above.
     (d) Financial Statement Schedules.
         See (a) above.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 26th day of April, 1999.

                              EUPHONIX, INC.

                        By   /s/  BARRY MARGERUM
                       --------------------------

                              Barry Margerum
               Chief Executive Officer, President and Director

                            POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James Dobbie and Barry Margerum, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to thes Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Com-mission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capaci-ties and on the date indicated:

           Signature               Title                        Date
           ---------               -----                        ----
/s/     JAMES DOBBIE        Chairman                        April 26, 1999
-----------------------
        James Dobbie

/s/  BARRY L. MARGERUM      Chief Executive Officer,        April 26, 1999
-----------------------     President, Director
      Barry L. Margerum     (Principal Executive and
                              Financial Officer)

/s/  SCOTT W. SILFVAST     Director, Senior Vice President  April 26, 1999
-----------------------
     Scott W. Silfvast

/s/  MILTON M.T. CHANG     Director                         April 26, 1999
-----------------------
 Milton M.T. Chang, Ph.D.

/s/ ROBERT F. KUHLING, JR. Director                         April 26, 1999
--------------------------
  Robert F. Kuhling, Jr.

/s/ B. YESHWANT KAMATH     Director                         April 26, 1999
-----------------------
    B. Yeshwant Kamath

/s/ HARRIET N. DIETZ       Controller (Principal            April 26, 1999
-----------------------    Accounting Officer)
   Harriet N. Dietz

10.13 Secured Promissory Note dated April 23, 1999 between the Registrant and the investors thereunder.

THE SECURITY EVIDENCED BY THIS NOTE AND THE SECURITIES ISSUABLE UPON CONVERSION OF THIS NOTE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS THERE IS AN EFFEC-TIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES, THE SALE, TRANSFER OR ASSIGNMENT IS MADE IN ACCORDANCE WITH RULE 144 UNDER THE ACT, OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES REASONABLY SATISFACTORY TO THE COMPANY, STATING THAT SUCH SALE, TRANSFER OR ASSIGNMENT IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT.

                           SECURED PROMISSORY NOTE
                           -----------------------
Two Million Dollars
($2,000,000.00)                                          April 23, 1999

    FOR VALUE RECEIVED, the undersigned, Euphonix, Inc., a California corpora-tion ("Borrower"), hereby promises to pay to Onset Enterprise Associates, Milton M.T. Chang, Dieter Meier, Stephen D. Jackson and Pegasus Capital II, L.P. (indi-vidually an "Investor" and collectively, the "Investors" or "Lender"), the prin-cipal sum of Two Million Dollars ($2,000,000) or so much of such principal sum as may from time to time have been advanced by each investor and be outstanding, together with accrued interest, as provided herein, with the maximum principal sum hereof (or lesser amount, to the extent that less than the full amount of such principal sum is advanced and outstanding) allocable among the Investors as follows:

            Name of Investor                     Maximum Principal Amount
            ----------------                     ------------------------
            Onset Enterprise Associates                $ 1,000,000

            Milton M.T. Chang                          $   400,000

            Dieter Meier                               $   350,000

            Stephen D. Jackson                         $   150,000

            Pegasus Capital II, L.P.                   $   100,000
                                                     ----------------
                                               Total   $ 2,000,000

A.  Principal
    ---------
    1. Advances. From the date hereof until 5:00 p.m. Pacific Standard Time on July 31, 1999, Borrower may from time to time request advances from Lender (in-dividually an "Advance" and collectively the "Advances") by giving written notice to the Investors in accordance with terms hereof, which notice shall in-dicate the amount of the Advance requested. Subject to the satisfaction or waiver of the conditions set forth in Section A.3 below, and provided that the requested Advance would not cause an Event of Default (as Defined in Section E below) to occur, Lender shall make the Advance to Borrower within three (3) bus-iness days of receipt of Borrower's notice for each Advance. Lender shall not be obligated to make an Advance to the extent that such Advance, when aggregated with all prior Advances, would exceed Two Million Dollars ($2,000,000).

    2. Commitments. Each Investor shall advance to Borrower its pro rata por-tion of each Advance based on its proportionate share of the principal sum here-of set forth above besides its name. Each Investor shall be severally but not jointly liable to make its pro rata portion of the Advances hereunder. Failure by any Investor to fund its pro rata portion of any Advance shall not relieve any other Investor from its obligation to fund its pro rata portion thereof.

    3. Conditions to Advances. Borrower's right to request, and Lender's obli-gation to make, each Advance shall be subject, in each case, to the satisfaction of the following conditions, any or all of which may be waived by Lender, in its sole and exclusive discretion, to the extent permitted by law:

        (a) The representations and warranties contained in Section D.2 shall be true and correct in all material respects on and as of the date of such request for an Advance and on the effective date of each Advance as though made at and as of each such date, and no Event of Default shall have occurred and be con-tinuing, or would result from such Advance.

        (b) There shall be no law, order, rule or regulation of any governmen-tal authority in effect which has the effect of prohibiting, making unlawful or hindering any of the transactions contemplated by this Note.

    4. Use of Proceeds. The proceeds of Advances shall be used for general cor-porate purposes, including for working capital.

B. Interest. Interest shall accrue with respect to Advances on the principal sum hereunder at the per annum rate of seven and three quarters percent (7.75%). Interest payable hereunder shall be calculated on the basis of a three hundred sixty (360) day year for actual days elapsed. Interest shall be due and payable (or convert as set forth in Section C below) upon payment or conversion of the outstanding principal sum of this Note pursuant to Section C below.

C.  Payment or Conversion

    1. Scheduled Payment. Subject to other provisions of this Note, the out-standing principal sum of this Note, together with the accrued interest thereon, shall be due and payable on April 23, 2001.

    2. No Prepayment. Borrower shall not have the right at any time to time to prepay, in whole or in part, the outstanding principal sum of this Note and/or any accrued interest thereon.

    3. Form of Payment. Unless converted pursuant to the terms set forth below, the outstanding principal sum and accrued interest thereon are to be paid in lawful money of the United States of America in federal or other immediately available funds.

    4. Immediate Payment. Notwithstanding anything herein to the contrary, in the event that all necessary shareholder, regulatory and other approvals or con-sents for the convertibility of this Note as set forth below are not obtained by July 31, 1999, (i) the outstanding principal sum from all Advances as of the date thereof and all future Advances from the date thereof and (ii) accrued in-terest thereon, shall be repaid in full upon demand by the Investors represent-ing two-thirds (2/3) of the then outstanding principal sum of this Note; pro-vided, however, no such demand may be made until January 1, 2000; and provided, further, that the Investors must provide at least one (1) month prior written notice to the Borrower prior to such demand. To the extent the approvals or con-sents contemplated herein are obtained after July 31, 1999, this Note shall not be subject to repayment upon demand as set forth herein but rather in accordance with the scheduled payment as set forth in Section C.1 above. In addition, such demand may not be made if shareholder approval for the convertibility of this
Note is not obtained as a result of the Investors failing to vote or consent for such convertibility.

    5.  Conversion.

        (a) To the extent permissible under applicable law and the rules of the Nasdaq Stock Market and subject to obtaining all necessary shareholder, regula-tory and other approvals or consents and further subject to Section C.5 (c) hereof, the then outstanding principal sum of this Note, together with the ac-crued interest thereon, shall be convertible at the option of the Lender into shares of common stock of the Borrower (the "Common Stock"). The number of shares of Common Stock to be issued upon such conversion(s) shall be equal to the quotient obtained by dividing the (i) then outstanding principal sum of this Note plus accrued interest thereon by (ii) the average closing price per share of Common Stock during the ten (10) consecutive trading days immediately preced-ing the date hereof as reported on the Nasdaq Stock Market.

        (b) No fractional share of Common Stock will be issued upon such conver-sion(s) of this Note. In lieu of any fractional share to which the Lender would otherwise be entitled, the Borrower will pay to the Lender in cash the amount of the unconverted principal and interest balance of this Note that would otherwise be converted into such fractional share. At its expense, the Borrower, will as soon as practicable thereafter, issue and deliver to each Investor, at its prin-cipal office, or other address notified by each Investor to the Borrower from time to time, a certificate or certificates for the number of shares (represent-ing its pro rata portion) to which the Investor is entitled upon such conver-sion(s). Upon such conversion(s) of this Note, the Borrower will be forever re-leased from all of its obligations and liabilities under this Note, to the ex-tent of the conversion. Such conversions may be exercised individually by each Investor but notwithstanding anything herein to the contrary, each such conver-sion must be for the full amount of the outstanding principal and accrued in-terest thereon payable to the Investor exercising its rights under Section 5 hereunder at the time of such exercise.

        (c) Notwithstanding anything herein to the contray, Section C.5(a) of this Note shall not apply and this Note shall not be convertible into shares of Common Stock as contemplated herein upon the occurence of the following: the consummation of any transaction or series of transactions (collectively, the "Transaction"), including without limitation, the sale, transfer or disposition of all or substantially all of the Borrower's assets or the merger of the Bor-rower with or into, or consolidation with, any other corporate entity, whereby the holders of the Borrower's voting securities prior to the Transaction do not hold more than 50% of the voting securities of the surviving entity following the consummation of the Transaction. Notice of any such Transaction shall be provided to the Investors fourteen (14) calendar days prior to the consummation of any such Transaction.

D.  Security Interest

    1. Grant of Security Interest. Upon the first Advance hereunder, Borrower grants to Lender a security interest in the Collateral, as defined herein, to secure the payment of all of the outstanding indebtedness hereunder (the "Se-cured Obligations").

    2. Representations and Warranties Regarding Collateral. On and as of the date of each Advance under this Note, Borrower shall represent and warrant to Lender, that as of each such date and to the Borrower's knowledge, Borrower is the true and lawful owner of the Collateral, having good and marketable title thereto, free and clear of any and all Liens other than the Lien and security interest granted to Lender hereunder and Permitted Liens. Borrower shall not create or assume or permit to exist any such Lien on or against any of the Col-lateral except as created or permitted by this Note and Permitted Liens, and Borrower shall promptly notify Lender of any such other Lien against the Colla-teral and shall defend the Collateral against, and take all such action as may be reasonably necessary to remove or discharge, any such Lien. To the Borrower's knowledge, (i) no part of the Intellectual Property Collateral has been judged invalid or unenforceable, in whole or in part, and (ii) no claim has been made that any part of the Intellectual Property Collateral violates the rights of any third party.

    3. Perfection of Security Interest. Borrower agrees to take all actions re-quested by Lender and reasonably necessary to perfect, to continue the perfec-tion of, and to otherwise give notice of, the Lien granted hereunder, including, but not limited to, execution of financing statements.

    4. Subordination. Notwithstanding anything herein to the contrary, the Len-der shall permit and subordinate its security interest granted hereunder to any security interest granted to establish receivable lines of credit with commer-cial banks or other institutional lenders. The Lender covenants to take all reasonably necessary action to subordinate its security interest granted here-under under the circumstances set forth above.

E.  Events of Default.

    1. Definition of Event of Default. The occurrence of any one or more of the following events shall constitute an "Event of Default" hereunder:

        (a) Borrower's failure to perform, keep or observe any obligation under this Note or any of the covenants contained in the Note which failure is not cured within 30 days from the notice of the occurrence thereof delivered by Lender to Borrower; or

        (b) Borrower's institution of proceedings against it, or Borrower's filing of a petition or answer or consent seeking reorganization or release, un-der the federal Bankruptcy Code, or any other applicable federal or state law relating to creditor rights and remedies, or Borrower's consent to the filing of any such petition or the appointment of a receiver, liquidator, assignee, trus-tee or other similar official of Borrower or of any substantial part of its pro-perty, or Borrower's making of an assignment for the benefit of creditors, or the taking of corporate action in furtherance of such action.

    2.  Rights and Remedies on Event of Default.

        (a) During the continuance of an Event of Default, Lender shall have the right, itself or through any of its agents, with notice to Borrower (as provided below), as to any or all of the Collateral, by any available judicial procedure, or without judicial process (provided, however, that is is in compliance with the UCC), to declare all obligations evidenced by this Note immediately due and payable, cease advancing money or extending credit to or for the benefit of Bor-rower under this Note, and to exercise any and all rights afforded to a secured party under the UCC or other applicable law. Without limiting the generality of the foregoing, Lender shall have the right to sell or otherwise dispose of all or any part of the Collateral, either at public or private sale, in lots or in bulk, for cash or for credit, with or without warranties or representations, and upon such terms and conditions, all as Lender, in its reasonable discretion, may deem advisable, and it shall have the right to purchase at any such sale. Bor-rower agrees that a notice sent at least fifteen (15) days before the time of any intended public sale or of the time after which any private sale or other disposition of the Collateral is to be made shall be reasonable notice of such sale or other disposition. The proceeds of any such sale, or other Collateral disposition shall be applied, first to the expenses of retaking, holding, storing, processing and preparing for sale, selling, and the like, and to Lender's reasonable attorneys' fees and legal expenses, and then to the Secured Obligations and to the payment of any other amounts required by applicable law, after which Lender shall account to Borrower for any surplus proceeds. If, upon the sale or other disposition of the Collateral, the proceeds thereof are insuf-ficient to pay all amounts to which Lender is legally entitled, Borrower shall be liable for the deficiency, together with interest thereon, and the reasonable fees of any attorneys Lender employs to collect such deficiency; provided, how-ever that the foregoing shall not be deemed to require Lender to resort to or initiate proceedings against the Collateral prior to the collection of any such deficiency from Borrower.

        (b) Borrower appoints Lender, and any officer, employee or agent of Lender, with full power of substitution, as Borrower's true and lawful attorney-in-fact, effective as of the date hereof, with power, in its own name or in the name of Borrower, during the continuance of an Event of Default, to endorse any notes, checks, drafts, money orders, or other instruments of payment in respect of the Collateral that may come into Lender's possession, to sign and endorse any drafts against debtors, assignments, verifications and notices in connection with accounts, and other documents relating to Collateral; to pay or discharge taxes or Liens at any time levied or placed on or threatened against the Colla-teral; to demand, collect, issue receipt for, comprise, settle and sue for mon-ies due in respect of the Collateral; to notify persons and entities obligated with respect to the Collateral to make payments directly to Lender; and, gener-ally, to do, at Lender's option and at Borrower's expense, at any time, or from time to time, all acts and things which Lender deems necessary to protect, pre-serve and realize upon the Collateral and Lender's security interest therein to effect the intent of this Note, all as fully and effectually as Borrower might or could do; and Borrower hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney shall be irrevo-cable as long as any of the Secured Obligations are outstanding.

        (c) All of Lender's rights and remedies with respect to the Collateral, whether established hereby or by any other agreements, instruments or documents or by law shall be cumulative and may be exercised singly or concurrently.

F.  Restrictions on Transfer and Compliance with Securities Act.

    1. Certificates. Certificates representing any of the shares of Common Stock acquired pursuant to the provisions of this Note shall have endorsed thereon the following legends, as appropriate.

        (a) Such shares of Common Stock will not be registered under the Securi-ties Act of 1933, as amended (the "Securities Act"), nor qualified (if neces-sary) under applicable state securities laws and consequently will have the fol-lowing legend:

    "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, AS-SIGNED OR HYPOTHECATED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES, THE SALE IS MADE IN ACCORDANCE WITH RULE 144 UNDER THE ACT, OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES REASONABLY SATISFACTORY TO THE COMPANY, STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROS-PECTUS DELIVERY REQUIREMENTS OF SUCH ACT."

        (b) Any legend required to be placed thereon by any applicable state securities laws.

        (c) Each Investor, by acceptance hereof, agrees that this Note and the shares of Common Stock to be issued upon conversion pursuant to the terms hereof are being acquired solely for its own account and not as a nominee for any other party and not with a view toward the resale or distribution thereof and that it will not offer, sell or otherwise dispose of this Note or any shares of Common Stock to be issued upon conversion pursuant to the terms hereof except under circumstances which will not result in a violation of the Securities Act or of applicable state securities laws.

        (d) Each Investor, by acceptance hereof, represents that it is (i) an accredited investor within the meaning of Rule 501 under the Securities Act and has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the purchase of the Note; (ii) aware of the Company's business affairs and financial condition; and (iii) aware that the Note has not been registered under the Securities Act of 1933, as amended, in reliance upon a specific exemption therefrom.

G. Covenant. Upon receipt of the necessary approvals for the convertibility feature of this Note set forth in Section C.5 above, the Borrower hereby covenants to amend its existing agreements regarding registration rights with each of the Investors to provide for the registration of the shares of Common Stock into which the Note is then convertible pursuant to the existing terms of such agreements (or in the case of Pegasus Capital II, L.P. to enter into such an agreement substantially similar to that existing with Dieter Meier and Stephen D. Jackson). The Investors shall cooperate to amend such existing agree-ments to include such shares of Common Stock (or in the case of Pegasus Capital II, L.P., to enter into such an agreement substantially similar to that existing with Dieter Meier and Stephen D. Jackson).

H.  Other Provisions

    1. Definitions. As used herein, the following terms shall have the follow-ing meanings:

        "Collateral" means the property described on Exhibit A attached hereto.

        "Copyrights" means any and all copyright rights, copyright applications, copyright registrations and like protections in each work or authorship and derivative work thereof, whether published or unpublished and whether or not the same also constitutes a trade secret, now or hereafter existing, created, ac-quired or held.

        "Intellectual Property Collateral" means:

        (a) Copyrights, Trademarks and Patents;

        (b) Any and all trade secrets, and any and all intellectual property rights in computer software and computer software products now or hereafter existing, created, acquired or held;

        (c) Any and all design rights which may be available to Borrower now or hereafter existing, created, acquired or held;

        (d) Any and all claims for damages by way of past, present and future infringement of any of the rights included above, with the right, but not the obligation, to sue for and collect such damages for said use or infringement of the intellectual property rights identified above;

        (e) All licenses or other rights to use any of the Copyrights, Patents or Trademarks, and all license fees and royalties arising from such use to the extent permitted by such license or rights;

        (f) All amendments, renewals and extensions of any of the Copyrights, Trademarks or Patents; and

        (g) All proceeds and products of the foregoing, including without limit-ation all payments under insurance or any indemnity or warranty payable in res-pect of any of the foregoing.

        "Lien" means any lien (statutory or other), mortgage, pledge, hypotheca-tion, assignment, deposit arrangement, security interest, charge, claim or other encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any secur-ity interest) and any agreement to give or refrain from giving a lien, mortgage, pledge, hypothecation, assignment, deposit arrangement, security interest, charge, claim or other encumbrance of any kind.

        "Patents" means all patents, patent applications and like protections including without limitation improvements, divisions, continuations, renewals, reissues, extensions and continuations in part of the same.

        "Permitted Liens" means: (i) Liens imposed by law, such as carriers', warehousemen's materialmen's and mechanics' liens, or Liens arising out of judgements or awards against Borrower with respect to which Borrower at the time shall currently be prosecuting an appeal or proceedings for review; (ii) Liens for taxes not yet subject to penalties for nonpayment and Liens for taxes the payment of which is being contested in good faith and by appropriate proceedings and for which, to the extent required by generally accepted accounted principles then in effect, proper and adequate book reserves relating thereto are estab-lished by Borrower; (iii) purchase money security interests and liens in con-nection with capital leases incurred in the ordinary course of business (to the extent such liens are only on the leased property) or existing on after acquired property at the time of its acquisition by the Borrower; (iv) liens existing on property as of the date of this Note; (v) liens securing the performance of bids, trade contracts, leases, surety bonds and the like; (vi) leases and sub-licenses granted to others in the ordinary course of business; (vii) liens con-sisting of rights of set-off or bankers liens of a customary nature; (viii) liens in connection with the establishment of receivable lines of credit with commercial banks or other institutional lenders; and (ix) liens consisting of agreements to refrain from giving or creating Liens (other than the Lien and security interest granted to Lender hereunder) in connection with joint venture agreements, strategic alliances and the like.

        "Trademarks" means any trademark and servicemark rights, whether regis-tered or not, applications to register and registrations of the same and like protections, and the entire goodwill of the business of Borrower connected with and symbolized by such trademarks.

        "UCC" means the Uniform Commercial Code in effect from time to time in the relevant jurisdiction.

    2. Governing law; Venue. This Note shall be governed by the laws of the State of California, without giving effect to conflicts of law principles. Bor-rower and Lender agree that all actions or proceedings arising in connection with this Note shall be tried and litigated only in the state and federal courts located in the City and County of San Francisco, State of California or, at Len-der's option, any court in which Lender determines it is necessary or appro-priate to initiate legal or equitable proceedings in order to exercise, pre-serve, protect or defend any of its rights and remedies under this Note or otherwise or to exercise, preserve, protect or defend its Lien, and the priority thereof, against the Collateral, and which has subject matter jurisdiction over the matter in controversy. Borrower waives any right it may have to assert the doctrine of forum non conveniens or to object to such venue, and consents to any court ordered relief Borrower waives personal service of process and agrees that a summons and complaint commencing an action or proceeding in any such court shall be promptly served and shall confer personal jurisdiction if served by registered or certified mail to Borrower. The choice of forum set forth herein shall not be deemed to preclude the enforcement of any judgement obtained in such forum, or the taking of any action under this Note to enforce the same, in any appropriate jurisdiction.

    3. Notices. Any notice or communication required or desired to be served, given or delivered hereunder shall be in the form and manner specified below, and shall be addressed to the party to be notified as follows:

If to Investors:                               Onset Enterprise Associates
                                               2490 Sand Hill Road
                                               Menlo Park, California 94025
                                               Attention: Rob Kuhling
                                               Fax: (650) 529-0777

                                               Milton M.T. Chang
                                               2630 Walsh Avenue
                                               Santa Clara, California 95051
                                               fax: (650) 941-7267

                                               Dieter Meier
                                               c/o Soundproof, Inc.
                                               5180 Linwood Drive
                                               Los Angeles, California 90027
                                               Fax: 011-411-212-0883

                                               Stephen D. Jackson
                                               1307 East Pine
                                               Lodi, California 95240
                                               Fax: (209) 369-6240

                                               Pegasus Capital II, L.P.
                                               181 Elm Street
                                               New Canaan, CT 06840
                                               Attention: Mark Lanier
                                               Fax: (203) 966-4788

If to Borrower:                                Euphonix, Inc.
                                               220 Portage Avenue
                                               Palo Alto, California 94306
                                               Attention: Barry Margerum
                                               Fax: (650) 846-1131

       with a copy to:                         Wilson Sonsini Goodrich & Rosati
                                               Professional Corporation
                                               650 Page Mill Road
                                               Palo Alto, California 94304-1050
                                               Attn: John Roos, Esq.
                                               Fax: (650) 493-6811

or to such other address as each party designates to the other by notice in the manner herein prescribed. Notice shall be deemed given hereunder if (i) deliver-ed personally or otherwise actually received, (ii) sent by overnight delivery service, (iii) mailed by first-class United States mail, postage prepaid, regis-tered or certified, with return receipt requested, or (iv) sent via telecopy machine with a duplicate signed copy sent on the same day as provided in clause
(ii) above. Notice mailed as provided in clause (iii) above shall be effective upon the expiration of three (3) business days after its deposit in the United States mail, and notice telecopied as provided in clause (iv) above shall be effective upon receipt of such telecopy if the duplicate signed copy is sent un-der clause (iv) above. Notice given in any other manner described in this sec-tion shall be effective upon receipt by the addressee thereof, provided, how-ever, that if any notice is tendered to an addressee and delivery thereof is refused by such addressee, such notice shall be effective upon such tender un-less expressly set forth in such notice.

    5. Lender's Rights; Borrower Waivers. Lender's acceptance of partial or delinquent payment from Borrower hereunder, or Lender's failure to exercise any right hereunder, shall not consitute a waiver of any obligation of Borrower hereunder, or any right of Lender hereunder, and shall not affect in any way the right to require full performance at any time thereafter. Except as other-wise expressly provided herein, Borrower waives presentment, diligence, demand of payment, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note. In any action on this Note, Lender need not produce or file the original of this Note, but need only file a photocopy of this Note certified by Lender to be a true and correct copy of this Note in all material respects.

    6. Severability. Whenever possible each provision of this Note shall be in-terpreted in such manner as to be effective and valid under applicable law, but if any provision is prohibited by or invalid under applicable law, it shall be ineffective to the extent of such prohibition or invalidity, without invalidat-ing the remainder of the provision or the remaining provisions of this Note.

    7. Amendment Provisions. This Note may not be amended or modified, nor may any of its terms be waived, except by written instruments signed by Borrower and Lender.

    8. Binding Effect. This Note shall be binding upon, and shall inure to the benefit of, Borrower and the holder hereof and their respective successors and assigns; provided, however, that Borrower's rights and obligations shall not be be assigned or delegated without Lender's prior written consent, given in its sole discretion, and any purported assignment or delegation without such consent shall be void ab initio.

    9. Time of Essence. Time is of the essence of each and every provision of this Note.

    10. Headings. Section headings used in this Note have been set forth herein for convenience of reference only. Unless the contrary is compelled by the con-text, everything contained in each section hereof applies equally to this entire Note.

    IN WITNESS WHEREOF, the Borrower and each of the Investors has caused this Note to be duly executed on the date first written above.

                                               EUPHONIX, INC.

                                               By: /s/ BARRY MARGERUM
                                                  -------------------
                                               Name: Barry Margerum
                                               Title: Chief Executive Officer


                                               "INVESTORS":

                                               -----------------------

                                               By:
                                                  --------------------
                                               Name:
                                               Title:

                               EXHIBIT "A"
                    COLLATERAL DESCRIPTION ATTACHMENT
                        TO SECURED PROMISSORY NOTE

    All personal property of Borrower (herein referred to as "Borrower" or Deb-tor") whether presently existing or hereafter created, written, produced or ac-quired, including, but not limited to:

        (1) all accounts receivable, accounts, chattel paper, contract rights (including, without limitation, royalty agreements, license agreements and dis-tribution agreements), documents, instruments, money, deposit accounts and gen-eral intangibles, including, without limitation, returns, repossessions, books and records relating thereto, and equipment containing said books and records, all investment property, including securities and securities entitlements;

        (2) all software, computer source codes and other computer programs (collectively, the "Software Products"), and all common law and statutory copy-rights and copyright registrations, applications for registration, now existing or hereafter arising, United States of America and foreign, obtained or to be obtained on or in connection with the Software Products, or any parts thereof or or any underlying or component elements of the Software Products together with the right to copyright and all rights to renew or extend such copyrights and the right (but not the obligation) of Lender (herein referred to as "Lender" or "Secured Party") to sue in its own name and/or the name of the Debtor for past, present and future infringements of copyright;

        (3) all goods, including, without limitation, equipment and inventory (including, without limitation, all export inventory);

        (4) all guarantees and other security therefor;

        (5) all trademarks, service marks, trade names and service names and the goodwill associated therewith;

        (6)(a) all patents and patent applications filed in the United States Patent and Trademark Office or any similar office of any foreign jurisdiction, and interest under patent license agreements, including, without limitation, the inventions and improvements described and claimed therein, (b) licenses pertain-ing to any patent whether Debtor is licensor or licensee, (c) all income, royal-ties, damages, payments, accounts and accounts receivable now or hereafter due and/or payable under and with respect thereto, including, without limitation, damages and payments for past, present or future infringements thereof, (d) the right (but not the obligation) to sue for past, present and future infringements thereof, (e) all rights corresponding thereto throughout the world in all juris-dictions in which such patents have been issued or applied for, and (f) the re-issues, divisions, continuations, renewals, extensions and continuations-in-part with any of the foregoing (all of the foregoing patents and applications and interests under patent license agreements, together with the items described in clauses (a) through (f) in this paragraph are sometimes herein individually and collectively referred to as the "Patents"); and

        (7) all products and proceeds, including, without limitation, insurance proceeds, of any of the foregoing. Notwithstanding the foregoing, the grant of a security interest as provided herein shall not extend to, and the term "Colla-teral" shall not include, any contractual, license or lease rights or interests in which Borrower is the grantee, licensee or lessee thereunder to the extent that Borrower, whether by law or by the terms of such contract, license or lease, is not permitted to assign or grant a security in interest in its rights thereunder without the consent of the other party thereto.

EXHIBIT 23



             CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-17545) pertaining to the 1990 Stock Plan, the Registration Statement (Form S-8 No. 333-98130) pertaining to the 1990 Stock Plan, 1995 Performance Based Stock Option Plan and 1995 New Director Option Plan, and the Registration Statement (Form S-8 No. 333-68425) pertaining to the 1997 Nonstatutory Stock Option Plan of our report dated March 4, 1999, with respect to the consolidated financial statements and schedule of Euphonix, Inc. included in its Annual Re-port (Form 10-K) for the year ended December 31, 1998, filed with the Securities and Exchange Commission.



Palo Alto, California
April 23, 1999