Form 10-K/A
period 1998-12-31
EUPHONIX INC \CA\
filed 1999-05-10
CIK 948640

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________ TO __________.

Commission File Number:   0-26516

                                 EUPHONIX, INC.
             (Exact name of registrant as specified in its charter)

        California                                      77-0189481
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                    220 Portage Avenue, Palo Alto, CA 94306
               (Address of principal executive offices) (zip Code)

       Registrant's telephone number, including area code: (650) 855-0400

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities  registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 1999 on the Nasdaq National Market, was approximately $8,568,432. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's Common Stock as of March 15, 1999 was 7,956,521.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the part of this Form 10-K as indicated. None.

         The undersigned Registrant hereby amends and restates the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth below:

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.       List of Financial Statement Schedules

         The following financial statements of Euphonix, Inc. are included in
         Item 8:

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

         Notes to Consolidated Financial Statements

         2.       Supplemental Schedule

         The following financial statement schedule of Euphonix, Inc. is filed as part of this annual report, and should be read in conjunction with the financial statements of Euphonix, Inc.:

         Schedule II Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.




                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                Balance at     Charged                 Balance
                               Beginning of  to costs and             at End of
                 Descriptions    Period       Expenses   Deduction (1) Period

Year Ended December 31, 1996
 Allowance for Doubtful Accounts $ 84,820  $  34,919     $       --   $ 119,739
 Accrued Warranty............... $171,398  $  348,018    $  136,701   $ 382,715


Year Ended December 31, 1997
 Allowance for Doubtful Accounts $119,739  $  103,054     $      --   $ 222,793
 Accrued Warranty............... $382,715  $  224,763     $ 259,628   $ 347,850


Year Ended December 31, 1998
 Allowance for Doubtful Accounts $222,793  $  180,489     $  85,600   $ 403,282
 Accrued Warranty................$347,850  $  256,572     $ 165,025   $ 439,397



(1)      Charges for uncollectible accounts, net of recoveries

         3. Exhibits.

            Exhibit
            Number         Description of Document
            ------         -----------------------
            3.1(1)         Amended and Restated Articles of Incorporation of the
                           Registrant.
            3.2(1)         Bylaws of the Registrant.
           10.1(1)         Form of Indemnification Agreement between the
                           Registrant  and  each  of its  directors  and
                           officers.
           10.2(3)         1990  Stock  Plan and  forms of stock  option
                           agreement  and   restricted   stock  purchase
                           agreement thereunder.
           10.3            1995 Performance Based Stock Option Plan.
           10.4            1995 New Director Option Plan.
           10.5(4)         1997 Nonstatutory Stock Option Plan and form of stock
                           option agreement thereunder.
           10.6(1)         Modification   Agreement  dated  November  6, 1991,
                           among the Registrant  and  certain shareholders of
                           the Registrant.
           10.7(1)         Credit Agreement dated September 30, 1994 between the
                           Registrant and Bank of the West, as amended.
           10.8(1)         Lease  Agreement  dated December 31, 1990, as
                           amended  May 14,  1993,  by and  between  the
                           Registrant and El Camino Center.
           10.9(2)         Agreement  and Plan or  Reorganization  dated
                           January 15, 1996 by and among the Registrant,
                           Spectral, Incorporated,  Euphonix Acquisition
                           Corporation   and  certain   shareholders  of
                           Spectral, Incorporated.
           10.10           Common Stock Purchase Agreement dated March 16, 1998
                           between the Registrant
                           and the purchasers thereunder.
           10.11           Common Stock Purchase Agreement dated January 26,
                           1999 between the Registrant, Dieter Meier and Stephen
                           D. Jackson.

           10.12           Registration Rights Agreement dated January 26, 1999
                           between the Registrant and the purchasers thereunder.
           10.13*          Secured Promissory Note dated April 23, 1999 between
                           the Registrant and the investors thereunder.
           10.14(1)        Form of Stock Option Agreement for use under 1995
                           Performance Based Stock Option Plan.
           10.15(1)        Form of Stock Option Agreement for use under 1995
                           New Director Option Plan.
           23.1*           Consent of Ernst & Young LLP, Independent Auditors
           24.1            Power of Attorney (See page 66)
           27.1*           Financial Data Schedule

*Previously filed.

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-94898-LA), effective August 21, 1995.
(2) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 8-K dated February 7, 1996. (3) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No.333-17545) effective December 10, 1996.
(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-68425) effective December 4, 1998.

(b)    Reports on Form 8-K.

       None.

(c)    Exhibits.

       See (a) above.

(d)    Financial Statement Schedules.

       See (a) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on this 6th day of May, 1999.

                                 EUPHONIX, INC.

                            By:/s/ Barry L. Margerum
                               _______________________________________________
                               Barry L. Margerum
                               Chief Executive Officer, President and Director


Pursuant to the requirements of the Securities Act of 1933, this amendment to Form 10-K has been signed by the followoing persons in the capacities and on the dates indicated:

        Signatures                      Title                           Date
        ----------                      -----                           ----
             *               Chairman                                May 6, 1999
---------------------------
        James Dobbie

 /s/ Barry L. Margerum       Chief Executive Officer, President,     May 6, 1999
--------------------------- Director (Principal Executive and
     Barry L. Margerum       Financial Officer


             *               Director, Senior Vice President         May 6, 1999
---------------------------
  Scott W. Silfvast

             *               Director                                May 6, 1999
---------------------------
  Milton M.T. Chang, Ph.D.

             *               Director                                May 6, 1999
---------------------------
   Robert F. Kuhling, Jr.

             *               Director                                May 6, 1999
---------------------------
    B. Yeshwant Kamath

             *               Controller (Principal Accounting        May 6, 1999
---------------------------  Officer)
      Harriet N. Dietz

*By:/s/ Barry L. Margerum
    _____________________
    Barry L. Margerum
    Attorney-in-fact

EXHIBIT 10.3

                                 EUPHONIX, INC.
                    1995 PERFORMANCE BASED STOCK OPTION PLAN
  (as amended and restated by the Board of Directors through October 3, 1996)


1. Purposes of the Plan. The purposes of this Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Consultants and Directors of the Company and its Subsidiaries and to promote the success of the Company's business. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the Code) or nonstatutory stock options, as determined by the Administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code, as amended, and the regulations promulgated thereunder.

2. Definitions. As used herein, the following definitions shall apply:
   (a) "Administrator" means the Board or any of its Committees appointed pursuant to Section 4 of the Plan.

   (b)      "Board" means the Board of Directors of the Company.

   (c)      "Code" means the Internal Revenue Code of 1986, as amended.

   (d) "Committee" means the committee appointed by the Board of Directors in accordance with paragraph (a) of Section 4 of the Plan.

   (e)      "Common  Stock" means the Common Stock of the Company.

   (f)      "Company"  means Euphonix, Inc., a California corporation.

   (g) "Consultant" means any person who is engaged by the Company or any Parent or Subsidiary to render consulting or advisory services to such entity.

   (h) "Continuous Status as an Employee, Consultant or Director" means that the employment relationship, consulting relationship or directorship with the Company, any Parent, or Subsidiary, is not interrupted or terminated. Conti-nuous Status as an Employee, Consultant or Director shall not be considered interrupted in the case of (i) any leave of absence approved by the Company or
(ii) transfers between locations of the Company or between the Company,its Parent, any Subsidiary, or any successor. A leave of absence approved by the Company shall include sick leave, military leave, or any other personal leave approved by an authorized representative of the Company. For purposes of Incen-tive Stock Options, no such leave may exceed 90 days, unless reemployment upon expiration of such leave is guaranteed by statute or contract, including Company policies. If reemployment upon expiration of a leave of absence approved by the Company is not so guaranteed, on the 91st day of such leave any Incentive Stock

Option held by the Optionee shall be treated for tax purposes as a Nonstatutory Stock Option.

   (i)      "Director"  means a member of the Board.

   (j) "Employee" means any person, including Officers and directors, employed by the Company or any Parent or Subsidiary of the Company.

   (k)     "Exchange Act" means the Securities Exchange Act of 1934, as amended.

   (l) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:

          (i) If the Common Stock is listed on any established stock exchange or a national market system, including without limitation the Nasdaq National Market of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable;

          (ii) If the Common Stock is quoted on the NASDAQ System (but not on the Nasdaq National Market thereof) or regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the day of determination, or;

          (iii) In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Administrator.

   (m) "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

   (n) "Nonstatutory Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

   (o) "Officer" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

   (p)     "Option" means a stock option granted pursuant to the Plan.

   (q)     "Optioned Stock" means the Common Stock subject to an Option.

   (r) "Optionee" means an Employee, Consultant or Director who receives an Option.

   (s) "Parent" means a "parent corporation", whether now or hereafter existing, as defined in Section 424(e) of the Code.

   (t)     "Plan" means  his 1995 Performance Based Stock Option Plan.

   (u)     "Section 16(b) " means Section 16(b) of the Exchange Act.

   (v) "Share" means a share of the Common Stock, as adjusted in accordance with Section 12 of the Plan.

   (w) "Subsidiary" means a "subsidiary corporation," whether now or here-after existing, as defined in Section 424(f) of the Code.

3. Stock Subject to the Plan. Subject to the provisions of Section 11 of the Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan is 50,000 Shares of Common Stock. The shares may be authorized, but unissued, or reacquired Common Stock.

      If an Option expires or becomes unexercisable without having been exer-cised in full, or is surrendered pursuant to an Option Exchange Program, the unpurchased Shares which were subject thereto shall become available for future grant or sale under the Plan (unless the Plan has terminated); provided, however, that Shares that have actually been issued under the Plan shall not be returned to the Plan and shall not become available for future distribution under the Plan, except that if unvested Shares are repur-chased by the Company at their original purchase price, such Shares shall become available for future grant under the Plan.

4.    Administration of the Plan.

      (a)   Procedure.

             (i) Multiple Administrative Bodies. The Plan may be administered by different bodies with respect to different groups of Optionees.

             (ii) Section 162(m). To the extent that the Administrator deter-mines it to be desirable to qualify Options granted hereunder as "performance-based compensation" within the meaning of Section 162(m) of the Code, the Plan shall be administered by a Committee of two or more "outside directors" with-in the meaning of Section 162(m) of the Code.

             (iii) Rule 16b-3. To the extent desirable to qualify transactions hereunder as exempt under Rule 16b-3, the transactions contemplated hereunder shall be structured to satisfy the requirements for exemption under Rule 16b-3.

             (iv) Other Administration. Other than as provided above, the Plan shall be administered by (A) the Board or (B) a Committee, which com-mittee shall be constituted to satisfy Applicable Laws.

     (b) Powers of the Administrator. Subject to the provisions of the Plan and, in the case of a Committee, the specific duties delegated by the Board to such Committee, and subject to the approval of any relevant author-ities, including the approval, if required, of any stock exchange upon which the Common Stock is listed, the Administrator shall have the authority, in its discretion:

           (i) to determine the Fair Market Value of the Common Stock, in accor-dance with Section 2(k) of the Plan;

           (ii) to select the Employees, Consultants and Directors to whom Options may from time to time be granted hereunder;

           (iii) to determine whether and to what extent Options are granted hereunder;

           (iv) to determine the number of shares of Common Stock to be covered by each such award granted hereunder;

           (v)  to approve  forms of agreement  for use under the Plan;

           (vi) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any award granted hereunder (including, but not limited to, the share price and any restriction or limitation, or any vesting acceleration or waiver of forfeiture restrictions regarding any Option or other award and/or the shares of Common Stock relating thereto, based in each case on such factors as the Administrator shall determine, in its sole discretion);

           (vii) to determine whether and under what circumstances an Option may be settled in cash under subsection 9(e) instead of Common Stock;

           (viii) to reduce the exercise price of any Option to the then cur-rent Fair Market Value if the Fair Market Value of the Common Stock covered by such Option shall have declined since the date the Option was granted;

           (ix) to allow Optionees to satisfy withholding tax obligations by electing to have the Company withhold from the shares to be issued upon exercise of an Option that number of Shares having a Fair Market Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined as of the date that the amount of tax to be withheld is to be determined. All elections by an Optionee to have Shares withheld for this purpose shall be made in such form and under such conditions as the Administrator may deem necessary or advisable;

           (x)  to institute an Option Exchange  Program;  and

           (xi) to construe and interpret the terms of the Plan and awards granted pursuant to the Plan.

    (c) Effect of Administrator's Decision. All decisions, determinations and interpretations of the Administrator shall be final and binding on all Optionees and any other holders of any Options.

5.    Eligibility.

      (a) Nonstatutory Stock Options may be granted to Employees, Consultants and Directors. Incentive Stock Options may be granted only to Employees. An Employee, Consultant or Director who has been granted an Option may, if otherwise eligible, be granted additional Options.

      (b) Each Option shall be designated in the written or electronic option agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of the Shares subject to an Optionee's Incentive Stock Options granted by the Company, any Parent or Subsidiary, which become exercisable for the first time during any calendar year (under all plans of the Company or any Parent or Subsidiary) exceeds $100,000, such excess Options shall be treated as Nonstatutory Stock Options. For purposes of this
Section 5(b), Incentive Stock Options shall be taken into account in the order in which they were granted, and the Fair Market Value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

     (c) The Plan shall not confer upon any Optionee any right with respect to continuation of Optionee's employment relationship, consulting relationship or directorship with the Company, nor shall it interfere in any way with his or her right or the Company's right to terminate his or her employment relationship, consulting relationship or directorship at any time,with or without cause.

     (d)  The following  limitations  shall apply to grants of Options to
Employees:

     (i) No Employee shall be granted, in any fiscal year of the Company, Options to purchase more than 20,000 Shares.

     (ii) In connection with his or her initial employment, an Employee may be granted Options to purchase up to an additional 10,000 Shares which shall not count against the limit set forth in subsection (i) above.

     (iii) The foregoing limitations shall be adjusted proportionately in connection with any change in the Company's capitalization as described in
Section 11.

     (iv) If an Option is cancelled in the same fiscal year of the Company in which it was granted (other than in connection with a transaction des-cribed in Section 11), the cancelled Option will be counted against the limit set forth in subsection (i) above. For this purpose, if the exercise price of an Option is reduced, the transaction will be treated as a cancellation of the Option and the grant of a new Option.

     6. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the share-holders of the Company as described in Section 17 of the Plan. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 13 of the Plan.

     7. Term of Option. The term of each Option shall be the term stated in the written or electronic option agreement; provided, however, that the term shall be no more than ten (10) years from the date of grant thereof. However, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Option shall be five (5) years from the date of grant thereof or such shorter term as may be provided in the Option Agreement.

     8. Option Exercise Price and  Consideration.

        (a) The per share exercise price for the Shares to be issued pursuant to exercise of an Option shall be such price as is determined by the Board, but shall be subject to the following:

           (i)  In the  case of an Incentive Stock Option

                (A) granted to an Employee who, at the time of the grant of such Incentive Stock Option, owns stock representing more than ten percent (10%)of the voting power of all classes of stock of the Company or any Parent or Sub-sidiary, the per Share exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

                (B) granted to any Employee other than an Employee described in the preceding paragraph, the per Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

          (ii) In the case of a Nonstatutory Stock Option granted to any person, the per Share exercise price shall be no less than 85% of the Fair Market Value per Share on the date of grant.

          (iii) Notwithstanding the foregoing, Options may be granted with a per Share exercise price other than as required above pursuant to a merger or other corporate transaction.

         (b) The consideration to be paid for the Shares to be issued upon exer-cise of an Option, including the method of payment, shall be determined by the Administrator (and, in the case of an Incentive Stock Option, shall be deter-mined at the time of grant) and may consist entirely of (1) cash, (2) check, (3) promissory note, (4) other Shares which (x) in the case of Shares acquired upon exercise of an Option have been owned by the Optionee for more than six months on the date of surrender and (y) have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares as to which said Option shall be exercised, (5) delivery of a properly executed exercise notice together with such other documentation as the Administrator and the broker, if applicable, shall require to effect an exercise of the Option and delivery to the Company of the sale or loan proceeds required to pay the exercise price, or (6) any combination of the foregoing methods of payment.
In making its determination as to the type of consideration to accept, The Board shall consider if acceptance of such consideration may be reasonably expected to benefit the Company.

     9.  Exercise of Option.

         (a) Procedure for Exercise; Rights as a Shareholder. Any option granted hereunder shall be exercisable at such times and under such conditions as determined by the Board, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan.

          An Option may not be exercised for a fraction of a Share.

          An Option shall be deemed to be exercised when written or electronic notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 8(b) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

          Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

          (b) Termination  of Employment  Relationship,  Consulting
Relationship or Directorship. In the event of termination of an Optionee's Continuous Status as an Employee, Consultant or Director with the Company (but not in the event of an Optionee's change of status from Employee to Consultant or Director (in which case an Employee's Incentive Stock Option shall automatically convert to a Nonstatutory Stock Option on the date three (3) months and one day from the date of such change of status), from Consultant to Employee or Director or from Director to Employee or Consultant), such Optionee may, but only within such period of time as is determined by the Administrator, of at least thirty (30) days, with such determination in the case of an Incentive Stock Option not exceeding three (3) months after the date of such termination (but in no event later than the expiration date of the term of such Option as set forth in the Option Agreement), exercise his or her Option to the extent that Optionee was entitled to exercise it at the date of such termination. To the extent that Optionee was not entitled to exercise the Option at the date of such termination, or if Optionee does not exercise such Option to the extent so entitled within the time specified herein, the Option shall terminate.

          (c) Disability of Optionee. In the event of termination of Optionee's Continuous Status as an Employee, Consultant or Director as a result of his or her disability, Optionee may, but only within twelve (12) months from the date of such termination (and in no event later than the expiration date of the term of such Option as set forth in the Option Agreement), exercise the Option to the extent otherwise entitled to exercise it at the date of such termination; provided, however, that if such disability is not a "disability" as such term is defined in Section 22(e)(3) of the Code, in the case of an

Incentive Stock Option such Incentive Stock Option shall automatically convert to a Nonstatutory Stock Option on the day three months and one day following such termination. To the extent that Optionee is not entitled to exercise the Option at the date of termination, or if Optionee does not exercise such Option to the extent so entitled within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

          (d) Death of Optionee. In the event of the death of an Optionee, the Option may be exercised at any time within twelve (12) months following the date of death (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent that the Optionee was entitled to exercise the Option at the date of death. If, at the time of death, the Optionee was not entitled to exercise his or her entire Option, the Shares covered by the unexercisable portion of the Option shall immediately revert to the Plan. If, after death, the Optionee's estate or a person who acquired the right to exercise the Option by bequest or inheritance does not exercise the Option within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

         (e) Buyout  Provisions.  The  Administrator may at any time offer to
buy out for a payment in cash or Shares, an Option  previously   granted,  based
on such terms and conditions as the Administrator shall establish and communicate to the Optionee at the time that such offer is made.

     10. Non-Transferability of Options. Unless determined otherwise by the Administrator, the Option may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee. If the Administrator makes an Option transferable, such Option shall contain such additional terms and conditions as the Administrator deems appropriate.

     11.  Adjustments Upon Changes in Capitalization or Merger.

         (a)  Changes  in   Capitalization.   Subject  to  any required  action
by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Option, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Op-tions have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common Stock covered by each such outstanding Option, shall be proportion-ately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock
effected   without  receipt  of consideration  by  the  Company;  provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities con-vertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

         (b) Dissolution or Liquidation. In the event of the proposed disso-lution or liquidation of the Company, the Board shall notify the Optionee at least fifteen (15) days prior to such proposed action. The Administrator may, in its discretion, provide for the Optionee to have the right to exercise his or her Option as to all of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. To the extent it has not been previously exercised, the Option will terminate immediately prior to the con-summation of such proposed action.

        (c) Merger. In the event of a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, each outstanding Option shall be assumed or an equivalent Option shall be substituted by the successor corporation or a Parent or Subsidiary of the successor corporation. In the event that the successor corporation does not agree to assume the Option or to substitute an equivalent Option, the Board shall, in lieu of such assumption or substitution, provide for the Optionee to have the right to exercise the Option as to all of the Optioned Stock, including Shares as to which it would not otherwise be exercisable. If the Board makes an Option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of fifteen (15) days from the date of such notice, and the Option will terminate upon the expiration of such period. For the purposes of this paragraph, the Option shall be considered assumed if, following the merger or sale of assets, the option confers the right to purchase, for each Share of Optioned Stock subject to the Option immediately prior to the merger or sale of assets, the consideration (whether stock, cash, or other securities or property) received in the merger or sale of assets by holders of Common Stock for each Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Shares); provided, however, that if such consideration received in the merger or sale of assets was not solely common stock of the successor corporation or its Parent, the Board may, with the consent of the successor corporation and the participant, provide for the consideration to be received upon the exercise of the Option, for each Share of Optioned Stock subject to the Option, to be solely common stock of the successor corporation or its Parent equal in fair market value to the per share consideration received by holders of Common Stock in the merger or sale of assets.

     12. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Administrator makes the deter-mination granting such Option, or such other date as is determined by the Board. Notice of the determination shall be given to each Employee, Consultant or Director to whom an Option is so granted within a reasonable time after the date of such grant.

     13. Amendment and Termination of the Plan.

         (a) Amendment and Termination.  The Board may at any time amend, alter,
suspend or discontinue the Plan, but no amendment, alteration,   suspension or
discontinuation shall be made which would impair the rights of any Optionee under any grant theretofore made, without his or her consent. In addition, to the extent necessary and desirable to comply with any applicable law or regulation, the Company shall obtain shareholder approval of any Plan amendment in such a manner and to such a degree as required.

         (b) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted, and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

     14. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

          As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

     15. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan. The inability of the Company to obtain authority from any regulatory body having juris-diction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Com-pany of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     16. Agreements. Options shall be evidenced by written or electronic agreements in such form as the Board shall approve from time to time.

     17. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company within twelve (12) months before or after the date the Plan is adopted. Such shareholder approval shall be obtained in the degree and manner required under applicable state and federal law and the rules of any stock exchange upon which the Common Stock is listed.

     18. Information to Optionees. The Company shall provide to each Optionee, not less frequently than annually, copies of annual financial statements. The Company shall also provide such statements to each individual who acquires Shares pursuant to the Plan while such individual owns such Shares. The Company shall not be required to provide such statements to key employees whose duties in connection with the Company assure their access to equivalent information.

EXHIBIT 10.4

                                 EUPHONIX, INC.

                         1995 NEW DIRECTOR OPTION PLAN
(as amended and restated by the Board of Directors through October 3, 1996)


         1. Purposes of the Plan. The purposes of this 1995 New Director Option Plan are to attract and retain the best available personnel for service as Outside Directors (as defined herein) of the Company, to provide additional incentive to the Outside Directors of the Company to serve as Directors, and to encourage their continued service on the Board.

         All options granted hereunder shall be nonstatutory stock options.

         2. Definitions.  As used herein, the following definitions shall apply:

        (a) "Board"  means the Board of Directors  of the Company.

        (b) "Code" means the Internal  Revenue Code of 1986, as amended.

        (c) "Common Stock" means the Common Stock  of  the  Company.

        (d)  "Company"  means  Euphonix,  Inc.,  a  California corporation.

        (e)  "Director" means a member of the Board.

        (f) "Employee" means any person, including officers and Directors, emp-loyed by the Company or any Parent or Subsidiary of the Company. The payment of a Director's fee by the Company shall not be sufficient in and of itself to constitute "employment" by the Company.

        (g) "Exchange Act" means the Securities Exchange Act of 1934,as amended.

        (h) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:

            (i) If the Common Stock is listed on any established stock exchange or a national market system, including without limitation the Nasdaq National Market of the National Association of Securities Dealers, Inc. Automated Quota-tion ("NASDAQ") System, the Fair Market Value of a Share of Common Stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in Common Stock)on the date of determination, as reported in The Wall Street Journal or such other source as the Board deems reliable;

            (ii) If the Common Stock is quoted on the NASDAQ System (but not on the National Market thereof) or regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a Share of

Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the date of determination, as reported in The Wall Street Journal or such other source as the Board deems reliable, or;

            (iii) In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Board.

        (i) "Option" means a stock option  granted  pursuant to the Plan.

        (j)  "Optioned  Stock" means the Common Stock  subject to an Option.

        (k)  "Optionee" means a Director who holds an Option.

        (l) "Outside Director" means a Director (a) who is not an Employee and
(b) first elected to the Board after the effective date of the Plan.

        (m) "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

        (n) "Plan" means this 1995 New  Director  Option  Plan.

        (o) "Share" means a share of the Common Stock, as adjusted in accordance with Section 10 of the Plan.

        (p)  "Subsidiary"  means  a  "subsidiary   corporation,"  whether  now
or hereafter existing, as defined in Section 424(f) of the Internal Revenue Code of 1986.

     3. Stock Subject to the Plan. Subject to the provisions of Section 10 of the Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan is 50,000 Shares of Common Stock (the "Pool"). The Shares may be authorized, but unissued, or reacquired Common Stock.

         If an Option expires or becomes unexercisable without having been exercised in full, the unpurchased Shares which were subject thereto shall become available for future grant or sale under the Plan (unless the Plan has terminated). Shares that have actually been issued under the Plan shall not be returned to the Plan and shall not become available for future distribution under the Plan.

     4. Administration and Grants of Options under the Plan.

       (a) Procedure for Grants. All grants of Options to Outside Directors under this Plan shall be made in accordance with the following provisions:

            (i) No person shall have any discretion to select which Outside Directors shall be granted Options or to determine the number of Shares to be covered by Options granted to Outside Directors.

            (ii) Each Outside Director shall be automatically granted an Option to purchase 10,000 Shares (the "First Option") on the date on which such person first becomes an Outside Director, whether through election by the shareholders of the Company or appointment by the Board to fill a vacancy.

            (iii) Each Outside Director shall be automatically granted an Option to purchase 2,000 Shares (an "Annual Option") on the date of each annual meeting of shareholders of the Company, provided he or she is an Outside Director as of the date of such meeting and is reelected to, or remains a member of, the Board at such meeting.

            (iv) Notwithstanding the provisions of subsections (ii) and (iii) hereof, any exercise of an Option made before the Company has obtained share-holder approval of the Plan in accordance with Section 16 hereof shall be conditioned upon obtaining such shareholder approval of the Plan in accordance with Section 16 hereof.

            (v) The terms of each First Option and Annual Option granted hereunder shall be as follows:

                  (A) the  term of the  Option  shall  be ten (10) years.

                  (B) the Option shall be exercisable only while the Outside Director remains a Director of the Company, except as set forth in Sections
8 and 10 hereof.

                  (C) the exercise price per Share shall be equal to the Fair Market Value per Share on the date of grant of the Option. In the event that the date of grant of the Option is not a trading day, the exercise price per Share shall be the Fair Market Value on the next trading day immediately following the date of grant of the Option.

                  (D) subject to Section 10 hereof, the Option shall become exercisable as to twenty-five percent (25%) of the Shares subject to the Option on each anniversary of its date of grant, provided that the Optionee continues to serve as a Director on such dates.

            (vi) In the event that any Option granted under the Plan would cause the number of Shares subject to outstanding Options plus the number of Shares previously purchased under Options to exceed the Pool, then the remaining Shares available for Option grant shall be granted under Options to the Outside Directors, pro rata, based on the number of shares set to be granted to each Outside Director pursuant to Sections 4(a)(ii) and 4(a)(iii) above. No further grants shall be made until such time, if any, as additional Shares become available for grant under the Plan through action of the Board or the shareholders to increase the number of Shares which may be issued under the Plan or through cancellation or expiration of Options previously granted hereunder.

         5. Eligibility. Options may be granted only to Outside Directors. All Options shall be automatically granted in accordance with the terms set forth in
Section 4 hereof.

            The Plan shall not confer upon any Optionee any right with respect to continuation of service as a Director or nomination to serve as a Director, nor shall it interfere in any way with any rights which the Director or the Company may have to terminate the Director's relationship with the Company at any time.

         6. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board or its approval by the shareholders of the Company as described in Section 16 of the Plan. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 11 of the Plan.

         7. Form of Consideration. The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall consist of (i) cash, (ii) check, (iii) other shares which (x) in the case of Shares acquired upon exercise of an Option, have been owned by the Optionee for more than six (6) months on the date of surrender, and (y) have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares as to which said Option shall be exercised, (iv) delivery of a properly executed exercise notice together with such other documentation as the Company and the broker, if applicable, shall require to effect an exercise of the Option and delivery to the Company of the sale or loan proceeds required to pay the exercise price, or (v) any combination of the foregoing methods of payment.

         8. Exercise of Option.

            (a) Procedure for Exercise; Rights as a Shareholder. Any Option granted hereunder shall be exercisable at such times as are set forth in Section 4 hereof; provided, however, that no Options shall be exercisable until share-holder approval of the Plan in accordance with Section 16 hereof has been obtained.

             An Option may not be exercised for a fraction of a Share.

             An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may consist of any consideration and method of payment allowable under Section 7 of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. A share certificate for the number of Shares so acquired shall be issued to the Optionee as soon as practicable after exercise of the Option. No adjustment shall be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 10 of the Plan.

            Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

            (b)   Termination of Continuous Status as a  Director. Subject to
Section 10 hereof, in the event an Optionee's status as a Director terminates (other than upon the Optionee's death or total and permanent disability (as defined in Section 22(e)(3) of the Code)), the Optionee may exercise his or her Option, but only within three (3) months following the date of such termination, and only to the extent that the Optionee was entitled to exercise it on the date of such termination (but in no event later than the expiration of its ten (10) year term). To the extent that the Optionee was not entitled to exer-cise an Option on the date of such termination, and to the extent that the Optionee does not exercise such Option (to the extent otherwise so entitled) within the time specified herein, the Option shall terminate.

           (c) Disability of Optionee. In the event Optionee's status as a Director terminates as a result of total and permanent disability (as defined in Section 22(e)(3) of the Code), the Optionee may exercise his or her Option, but only within twelve (12) months following the date of such termination, and only to the extent that the Optionee was entitled to exercise it on the date of such termination (but in no event later than the expiration of its ten (10) year term). To the extent that the Optionee was not entitled to exercise an Option on the date of termination, or if he or she does not exercise such Option (to the extent otherwise so entitled) within the time specified herein, the Option shall terminate.

          (d) Death of Optionee. In the event of an Optionee's death, the Optionee's estate or a person who acquired the right to exercise the Option by bequest or inheritance may exercise the Option, but only within twelve (12) months following the date of death, and only to the extent that the Optionee was entitled to exercise it on the date of death (but in no event later than the expiration of its ten (10) year term). To the extent that the Optionee was not entitled to exercise an Option on the date of death, and to the extent that the Optionee's estate or a person who acquired the right to exercise such Option does not exercise such Option (to the extent otherwise so entitled) within the time specified herein, the Option shall terminate.

         9. Non-Transferability of Options. The Option may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

         10. Adjustments Upon Changes in Capitalization, Dissolution, Merger, Asset Sale or Change of Control.

             (a) Changes in Capitalization. Subject to any required action by the shareholders of the Company, the number of Shares covered by each outstanding Option, the number of Shares which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, as well as the price per Share covered by each such outstanding Option, and the number of Shares issuable pursuant to the automatic grant provisions of Section 4 hereof shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued Shares effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of Shares subject to an Option.

            (b) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, to the extent that an Option has not
been  previously  exercised,   it  shall  terminate  immediately  prior  to  the
consummation of such proposed action.

            (c) Merger or Asset Sale. In the event of a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, each outstanding Option may be assumed or an equivalent option may be substituted by the successor corporation or a Parent or Subsidiary of the successor corporation. If such successor corporation assumes or substitutes an equivalent option for the Option, the Option or equivalent option shall continue to become exercisable as provided in Section 4 hereof for so long as Optionee remains a Director or the Optionee serves as a director of the successor corporation or a Parent or Subsidiary of the successor corporation. Upon the Optionee's termination of status as a Director of the Company or of the successor (or Parent or Subsidiary thereof), as applicable, Optionee's outstanding Option(s) shall become fully exercisable, including as to Shares as to which such Option(s) would not otherwise be exercisable, and shall remain exercisable in accordance with Sections 8(b) through (d) above.

         In the event that the successor corporation does not agree to assume the Option or to substitute an equivalent option, each outstanding Option shall become fully vested and exercisable, including as to Shares as to which it would not otherwise be exercisable. If an Option becomes fully vested and exercisable in the event of a merger or sale of assets, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of thirty (30) days from the date of such notice, and the Option shall terminate upon the expiration of such period. For the purposes of this paragraph, the Option shall be considered assumed if, following the merger or sale of assets, the Option confers the right to purchase, for each Share of Optioned Stock subject to the Option immediately prior to the merger or sale of assets, the consideration (whether stock, cash, or other securities or property) received in the merger or sale of assets by holders of Common Stock for each Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Shares).

         11. Amendment and Termination of the Plan.

             (a) Amendment and Termination.  Except as set forth in Section
4, the Board may at any time amend, alter, suspend, or discontinue the Plan, but no amendment, alteration, suspension, or discontinuation shall be made which would impair the rights of any Optionee under any grant theretofore made, without his or her consent. In addition, to the extent necessary and desirable to comply with any other applicable law or regulation, the Company shall obtain shareholder approval of any Plan amendment in such a manner and to such a degree as required.

             (b) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated.

         12. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date determined in accordance with Section 4 hereof.

         13. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, state securities laws, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

            As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares, if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

            Inability  of  the  Company  to  obtain   authority  from  any
regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

       14. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

       15. Option Agreement. Options shall be evidenced by written option agreements in such form as the Board shall approve.

       16. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company following the adoption of this Plan by the Board. Such shareholder approval shall be obtained in the degree and manner required under applicable state and federal law.

EXHIBIT 10.10
















                         COMMON STOCK PURCHASE AGREEMENT

                                      AMONG
                                 EUPHONIX, INC.
                                       AND
                                 THE PURCHASERS



                                 March 16, 1998

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
Section 1 PURCHASE AND SALE.................................................27

         1.1      Authorization.............................................27
         1.2      Purchase and Sale of Shares...............................27
         1.3      The Closing...............................................27
         1.4      Purchase Price............................................27
         1.5      Delivery..................................................27

Section 2 REPRESENTATIONS AND WARRANTIES OF THE COMPANY.....................28

         2.1      Corporate Existence and Power.............................28
         2.2      Authorization; No Restrictions............................28
         2.3      Capital Stock.............................................29
         2.4      Offering..................................................29
         2.5      Brokers or Finders........................................29
         2.6      Disclosure................................................29

Section 3 REPRESENTATIONS AND WARRANTIES OF PURCHASERS......................30

         3.1      Accredited Investor; Experience...........................30
         3.2      Investment................................................30
         3.3      Rule 144..................................................30
         3.4      Authorization.............................................30
         3.5      Brokers or Finders........................................30
         3.6      Tax Liability.............................................30
         3.7      Restrictions on Transfer; Legend..........................30

Section 4 CONDITIONS PRECEDENT TO OBLIGATIONS...............................31

         4.1      Conditions to the Purchasers' Obligations.................31
         4.2      Conditions to the Company's Obligations...................32

Section 5 COVENANTS OF THE COMPANY..........................................33

         5.1      Certain Definitions.......................................33
         5.2      Request for Registration..................................34
         5.3      Expenses of Registration..................................34
         5.4      Indemnification...........................................34
         5.5      Information by Holder.....................................37
         5.6      Rule 144 Reporting........................................37
         5.7      Transfer of Registration Rights...........................37

Section 6 MISCELLANEOUS.....................................................38

                                TABLE OF CONTENTS
                                   (Continued)

                                                                          Page
                                                                          ----

         6.1      Confidentiality...........................................38
         6.2      Notices...................................................38
         6.3      Entire Agreement..........................................39
         6.4      Partial Invalidity........................................39
         6.5      No Waiver.................................................39
         6.6      Successors and Assigns....................................39
         6.7      Announcements.............................................39
         6.8      Expenses..................................................39
         6.9      Headings..................................................40
         6.10     Cooperation...............................................40
         6.11     Governing Law.............................................40
         6.12     Finders Fees..............................................40
         6.13     California Corporate Securities Law.......................40
         6.14     Counterparts..............................................40
         6.15     Survival..................................................40

                        COMMON STOCK PURCHASE AGREEMENT

         THIS COMMON STOCK PURCHASE AGREEMENT (the "Agreement"), is made as of March 16, 1998 by and among EUPHONIX, INC., a California corporation (the "Company"), and the persons and entities listed on the Schedule of Purchasers attached as Exhibit A (the "Purchasers").

                                   Section 1

                               PURCHASE AND SALE

     1.1 Authorization. The Company has authorized the sale of up to a number of shares(the "Shares")of Common Stock of the Company,$0.001 par value ("Common Stock"), which shall have an aggregate market value equal to $1,949,998, based upon a purchase price per share equal to the closing price of the Common Stock (determined by reference to the day's last trade price as reported by NASDAQ) on the date of the execution of this Agreement ($1.875) (the "Market Price"), subject to satisfaction or waiver of the conditions set forth in Section 4.

     1.2 Purchase and Sale of Shares. Subject to the terms and conditions of this Agreement, the Company shall sell, assign, convey, transfer and deliver to the Purchasers, and the Purchasers shall on the Closing Date (defined in Sec-tion 1.3), purchase and acquire from the Company the number of shares of Common Stock set forth in column 2 opposite the Purchaser's name on the Schedule of Purchasers, at a purchase price per share equal to the Market Price, for an aggregate purchase price as set forth in column 3 opposite the Purchaser's name on the Schedule of the Purchasers (the "Purchase Price"). The Company's agreement with each Purchaser is a separate agreement, and the sale of the Shares to each Purchaser is a separate sale.

     1.3 The Closing. The closing (the "Closing") of the purchase and sale of the Shares under Section 1.2 shall, subject to the satisfaction or waiver of all conditions precedent set forth in Section 4 and payment of the Purchase Price, occur on March 20, 1998 or as otherwise mutually agreed to by the parties
(the "Closing Date") at 11:00 a.m. at the offices of Wilson Sonsini Goodrich & Rosati, 650 Page Mill Place, Palo Alto, California 94304-1050.

     1.4 Purchase Price. Payment of the Purchase Price shall be in U.S. dollars and shall be made in cash or by certified check made payable to the Company or by wire transfer of immediately available funds to an account or accounts of the Company at a bank or banks specified by the Company.

     1.5 Delivery. On the Closing Date, the Company shall deliver to the Pur-chasers the stock certificates representing the number of Shares purchased as set forth in column 2 of the Schedule of Purchasers, registered in the name of the Purchasers, in exchange for the Purchase Price.

                                    Section 2

                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

         In connection with the sale of the Shares, the Company represents and warrants to the Purchasers as of the date of this Agreement as follows:

         2.1 Corporate Existence and Power. The Company is a corporation duly organized and validly existing under the laws of the State of California. The Company has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted and is duly qualified and authorized to do business in each jurisdiction where the conduct of its business or the ownership of its properties or assets requires such qualification (except where failure to qualify would not have a material adverse effect on the Company's business or financial condition).

         2.2 Authorization; No Restrictions.

            (a) The execution, delivery and performance of this Agreement by the Company has been duly authorized by all necessary corporate action. This Agreement has been duly executed by the Company and constitutes a valid and legally binding obligation of the Company enforceable against it in accordance with its terms, subject to laws of general application relating to bankruptcy, insolvency, reorganization and moratorium laws and other laws of general application affecting enforcement of creditors rights generally and principles of equity relating to specific performance, injunctive relief or other equitable remedies and limitations of public policy. The Shares, when issued in compliance with the provisions of this Agreement, will be validly issued, fully paid and non-assessable. The Shares will be free of any liens or encumbrances, other than liens or encumbrances created by or imposed upon the Shares by the Purchasers; provided, however, that the Shares are subject to restrictions on transfer under state and/or federal securities laws as set forth herein.

            (b) The Company has obtained all necessary authorizations, consents and approvals, governmental and otherwise, required for the execution and delivery of this Agreement and performance of its obligations hereunder, other than such filings as may be necessary to qualify (or secure an exemption from qualification if available) under other applicable state and federal securities laws, which filings and qualifications, if required, will be accomplished in a timely manner.

            (c) The execution, delivery and performance of this Agreement by the Company in accordance with its terms will not, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or loss of rights under, or result in the creation of any encumbrance, or require the consent of any third party or U.S. governmental authority pursuant to (i) any provisions of the Amended and Restated Articles of Incorporation (the "Restated Articles") or Restated Bylaws of the Company or
(ii) any franchise, mortgage, indenture or deed of trust or any lease, license or other agreement or any law, rule, regulation, order, judgment or decree to which the Company is a party or by which the Company (or any of the Company's assets, properties, operations or business) is bound, which default, right to accelerate, loss of rights under or creation of an encumbrance, or failure to obtain such consent would have a material adverse effect on the Com-pany's business or financial condition.

         2.3 Capital Stock. The authorized, issued and outstanding capital stock of the Company as of the date of this Agreement is 20,000,000 shares of Common Stock and 2,000,000 shares of preferred stock, par value $0.001 (the "Preferred Stock"). As of January 30, 1998, there were 5,590,492 shares of Com-mon Stock issued and outstanding, and there were no issued and outstanding shares of Preferred Stock. All issued and outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and nonassess-able. The Common Stock and Preferred Stock have the rights, preferences, privileges and restrictions as set forth in the Restated Articles. The Com-pany has reserved 2,042,281 shares of Common Stock for issuance under the Com-pany's 1990 Stock Option Plan, 50,000 shares for issuance under the 1995 Per-formance Based Stock Option Plan, 50,000 shares for issuance under the New Director's Option Plan and 750,000 shares for issuance under the 1997 Nonsta-tutory Stock Option Plan (together with the 1990 Stock Option Plan, the 1995 Performance Based Stock Option Plan and the New Director's Option Plan, the "Stock Plans"). Except for such shares of Common Stock reserved for issuance under the Company Stock Plans, there are no outstanding options, warrants, rights (including conversion and preemptive rights or rights of first refusal) or other agreements to issue or purchase any shares of Common Stock or Preferred Stock of the Company.

        2.4  Offering.   Subject   to  the   accuracy   of  each   Purchaser's
representations in Section 3 hereof, the offer, sale and issuance of the Shares to be issued in conformity with the terms of this Agreement constitute transactions exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act").

        2.5 Brokers or Finders. The Company has not engaged any brokers, finders or agents, and no Purchasers have incurred, and will not incur, directly or indirectly, as a result of any action taken by the Company, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with the Agreement. In the event that the preceding sentence is in any way inaccurate, the Company agrees to indemnify and hold harmless each Purchaser from any liability for any commission or compensation in the nature of a finder's fee (and the costs and expenses of defending against such liability) for which such Purchaser, or any of his officers, directors, employees or representatives, is responsible.

       2.6 Disclosure. The Company's reports, registration statements, proxy statements and other materials, together with any amendments thereto, required to be filed by the Company with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since August 22, 1995 (the "SEC Reports") do not, as of the date filed, contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances in which they were made, not misleading. The financial statements contained in the SEC Reports fairly present the financial position of the Company as of the dates thereof and for the periods covered thereby and have been prepared in accordance with generally accepted accounting principles and with the published rules and regulations of the SEC with respect thereto.

                                    Section 3

                  REPRESENTATIONS AND WARRANTIES OF PURCHASERS

         Each Purchaser hereby severally represents and warrants to the Company with respect to the purchase of the Shares as follows:

         3.1 Accredited Investor; Experience. The Purchaser is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The Purchaser has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that he is capable of evaluating the merits and risks of his investment in the Company and has the capacity to protect his own interests. The Purchaser has had an opportunity to discuss the Company's business, management and financial affairs with the Company's management and has also had an opportunity to ask questions of the Company's officers, which questions were answered to his satisfaction. The Purchaser understands that such discussions, as well as any written information issued by the Company, were intended to describe certain aspects of the Company's business and prospects but were not a thorough or exhaustive description. The foregoing, however, does not limit or modify the representations and warranties in Section 2 or the right of the Purchaser to rely thereon.

         3.2 Investment. The Purchaser is acquiring the Shares for investment for the Purchaser's own account, not as a nominee or agent, and not with the view to, or for resale in connection with, any distribution thereof. The Purchaser understands that the Shares to be purchased have not been, and will not be, registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act, the availability of which depends upon, among other things, the bona fide nature of the investment intent and the accuracy of the Purchaser's representations as expressed herein.

         3.3 Rule 144. The Purchaser acknowledges that the Shares must be held indefinitely unless subsequently registered under the Securities Act or unless an exemption from such registration is available. Moreover, the Purchaser understands that, except as otherwise set forth herein, the Company is under no obligation to register the Shares. The Purchaser is aware of the provisions of Rule 144 promulgated under the Securities Act which permit limited resale of shares purchased in a private placement without registration under the Securities Act subject to the satisfaction of certain conditions, including, among other things, the existence of a public market for the shares and the availability of certain current public information about the Company.

         3.4 Authorization. This Agreement, when executed and delivered by the Purchaser, will constitute the valid and legally binding obligations of the Purchaser, enforceable in accordance with its terms and subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other equitable remedies.

         3.5 Brokers or Finders. The Purchaser has not engaged any brokers, finders, or agents, and the Company has not incurred, and will not incur, directly or indirectly, as a result of any action taken by the Purchaser, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with this Agreement and the transactions contemplated hereby. In the event that the preceding sentence is in any way inaccurate, the Purchaser agrees to indemnify and hold harmless the Company from any liability for any commission or compensation in the nature of a finder's fee (and the costs and expenses of defending against such liability or asserted liability) for which the Company, or any of its officers, directors, employees or representatives, is responsible.

         3.6 Tax Liability. The Purchaser has reviewed with his own tax advisers the federal, state and local tax consequences of this investment and the transactions contemplated by this Agreement and has relied solely on such advisers and not on any statements or representations of the Company or any of its agents. The Purchaser understands that he (and not the Company) shall be responsible for his own tax liability that may arise as a result of this investment or the transactions contemplated by this Agreement.

         3.7 Restrictions on Transfer; Legend.

         (a) Prior to any proposed sale, assignment, transfer or pledge of any Shares (other than a transfer not involving a change in beneficial ownership), unless there is in effect a registration statement under the Securities Act covering the proposed transfer, the holder thereof shall give written notice to the Company of the holder's intention to effect such transfer, sale, assignment or pledge. Each notice shall describe the manner and circumstances of the proposed transfer, sale, assignment or pledge in sufficient detail, and shall be accompanied by a written opinion of legal counsel reasonably satisfactory to the Company addressed to the Company to the effect that the proposed transfer of the Shares may be effected without registration under the Securities Act. Each certificate evidencing the Shares transferred as above provided shall bear the appropriate restrictive legend set forth in Section 3.7(b) below, except that such certificate shall not bear such restrictive legend if in the opinion of counsel for such holder and in the reasonable opinion of the Company such legend is not required in order to establish compliance with any provision of the Securities Act.

         (b) Each certificate representing the Shares shall be endorsed with the following legends and any other legends required by law:

(i) THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO, OR IN CONNECTION WITH, THE SALE OR DISTRIBUTION THEREOF. NO SUCH SALE OR DISPOSITION MAY BE EFFECTED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT RELATED THERETO OR AN
         OPINION OF COUNSEL FOR THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE SECURITIES ACT OF 1933.

(ii) THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN RESTRICTIONS UPON TRANSFER AS SET FORTH IN AN AGREEMENT BETWEEN THE COMPANY AND THE SHAREHOLDER, A COPY OF WHICH IS ON FILE WITH THE SECRETARY OF THE COMPANY.

                                    Section 4

                       CONDITIONS PRECEDENT TO OBLIGATIONS

         4.1 Conditions to the Purchasers' Obligations. The obligation of the Purchasers to purchase the Shares at the Closing shall be subject to the satisfaction on or prior to the Closing Date of all of the following conditions (any of which may be waived by the Purchasers):

         (a) Representations, Warranties and Covenants of the Company. The Company shall have complied in all material respects with all of its agree-ments and covenants contained herein to be performed at or prior to the Closing Date, and all the representations and warranties of the Company contained herein shall be true in all material respects on and as of the Closing Date with the same effect as though made on and as of the Closing Date, except as otherwise contemplated hereby.

         (b) No Prohibition. No statute, rule or regulation or orderof any court or administrative agency shall be in effect which restrains or prohibits the Purchasers from consummating the transactions contemplated hereby. The Company shall have obtained all necessary Blue Sky law permits and qualifications, or have the availability of exemption therefrom, required by any state for the offer and sale of the Shares.

         (c) Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated on the Closing Date and all documents and instruments incident to such transactions shall have been reason-ably approved by each of the Purchasers (or his counsel).

         4.2 Conditions to the Company's Obligations. The obligations of the Company to sell the Shares at the Closing shall be subject to the satisfaction on or prior to the Closing Date of all of the following conditions (any of which may be waived by the Company): (a) Representations, Warranties and Covenants of the Purchasers. The Purchasers shall have complied in all material respects with all of their agreements and covenants contained herein to be performed at or prior to the Closing Date, and all of the representations and warranties of the Purchasers contained herein shall be true in all material respects on and as of the Closing Date with the same effect as though made on and as of the Closing Date.

        (b) No Prohibition. No statute, rule or regulation or order of any court or administrative agency shall be in effect which restrains or prohibits the Company from consummating the transactions contemplated hereby. The Company shall have obtained all necessary Blue Sky law permits and qualifications, or have the availability of exemption therefrom, required by any state for the offer and sale of the Shares.

       (c) Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated on the Closing Date and all docu-ments and instrument incident to such transactions shall have been reasonably approved by the Company and its counsel.



                                    Section 5

                            COVENANTS OF THE COMPANY

         5.1 Certain Definitions. As used in this Section, the following terms shall have the following respective meanings:


               "Commision" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

               "Common Stock" shall mean the Common Stock of the Company, par value $0.001 per share.

               "Holder"   shall  mean  (i)  any  Common   Purchaser   holding
Registrable Securities and (ii) any person holding Registrable Securities to whom the rights under this Section 5 have been transferred in accordance with
Section 5.7 hereof.

               "Initiating Holders" shall mean Holders or transferees of any Holders under Section 5.7 hereof who in the aggregate are Holders of greater than 50% of the Registrable Securities.

               "Registrable Securities" means (i) the Common Stock issued pursuant to this Agreement and (ii) any Common Stock of the Company issued or issuable in respect of such Common Stock upon any stock split, stock dividend, recapitalization, or similar event, or any Common Stock otherwise issuable with respect to such Common Stock; provided, however, that shares of Common Stock, or other securities shall only be treated as Registrable Securities if and so long as they have not been (A) sold to or through a broker or dealer or underwriter in a public distribution or a public securities transaction, whether in a registered offering, Rule 144 or otherwise, or (B) sold or are, in the opinion of counsel for the Company, available for sale in a single transaction exempt from the registration and prospectus delivery requirements of the Securities Act so that all transfer restrictions and restrictive legends with respect thereto may be removed upon the request of the Holder.

               The terms "register," "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act, and the declaration or ordering of the effectiveness of such registration statement.

               "Registration Expenses" shall mean all expenses, except as otherwise stated below, incurred by the Company in complying with Sections 5 hereof, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, blue sky fees and expenses, the expense of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company which shall be paid in any event by the Company).

               "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar federal statute and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

               "Selling Expenses" shall mean all underwriting discounts, selling commissions and stock transfer taxes applicable to the securities registered by the Holders and all reasonable fees and disbursements of counsel for any Holder.

         5.2 Request for Registration. The Company covenants that upon receipt of a written request from the Initiating Holders, it will file and use its reasonable commercial efforts to make effective as soon as possible a "shelf" S-1 registration statement (or if the Company qualifies or receives a waiver, an S-3 registration statement ) with respect to the Registrable Securities. The Company further covenants and agrees to keep such registration effective (and to the extent necessary under applicable law, update such registration statement) for a period of two (2) years from the Closing Date.

         Notwithstanding the foregoing, the Company shall not be obligated to file such registration statement in any particular jurisdiction in which the Company would be required to execute a general consent to service of process in effecting such registration, qualification or compliance unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act;

         Notwithstanding the foregoing, the Company shall not be obligated to make such registration statement go effective prior to six (6) months after the Closing Date;

         The rights under this Section 5.2 shall terminate two (2) years after the Closing Date.

         5.3 Expenses of Registration. All Registration Expenses incurred in connection with the above registration shall be borne by the Company. All Selling Expenses relating to securities registered on behalf of the Holders.

         5.4 Indemnification.

             (a) The Company will indemnify each Holder, each of its officers and directors and partners, and each person controlling such Holder within the meaning of Section 15 of the Securities Act, with respect to which registra-tion, qualification or compliance has been effected pursuant to this Section 5, against all expenses, claims, losses, damages or liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation, commenced or threatened, arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any reg-istration statement, prospectus, offering circular or other document, or any amendment or supplement thereto, incident to any such registration, qualifica-tion or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, or any violation by the Company of the Securities Act, the Exchange Act, state securities law or any rule or regulation promulgated under such laws applicable to the Company in connection with any such registration, qualification or compliance, and within a reasonable period the Company will reimburse each such Holder, each of its officers and directors, and each person controlling such Holder, for any legal and any other expenses reasonably incur-red in connection with investigating, preparing or defending any such claim, loss, damage, liability or action; provided that the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission or alleged untrue statement or omission, made in reliance upon and in conformity with written information furnished to the Company by an instrument duly exe-cuted by such Holder or controlling person and stated to be specifically for use therein.

             (b) Each Holder will, if Registrable Securities held by such Holder are included in thesecurities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors and officers, if any, of the Company's securities covered by such a registration statement, each person who controls the Company within the meaning of Section 15 of the Securities Act, and each other such Holder, each of its officers and directors and each person controlling such Holder within the meaning of Section 15 of the Securities Act, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and within a reasonable period will reimburse the Company, such Holders, such directors, officers, persons, or control persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by an instrument duly executed by such Holder and stated to be specifically for use therein. Notwithstanding the above, the liability of each Holder under this subsection
(b) shall not exceed such Holder's net proceeds from the sale of securities pursuant to such registration statement.

            (c) Each party entitled to indemnification under this Section 5.4 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim of the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld), and the Indemnified Party may participate in such defense at such party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Section 5 unless the failure to give such notice is materially prejudicial to an Indemnifying Party's ability to defend such action and provided further, that the Indemnifying Party shall not assume the defense for matters as to which there is a conflict of interest or separate and different defenses. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. No Indemnifying Party shall be liable for indemnification hereunder with respect to any settlement or consent to judgment, in connection with any claim or litigation to which these indemnification provisions apply, that has been entered into without the prior consent of the Indemnifying Party (which consent will not be unreasonably withheld).

         5.5 Information by Holder. The Holder or Holders of Registrable Securities included in any registration shall furnish to the Company such information regarding such Holder or Holders, the Registrable Securities held by them and the distribution proposed by such Holder or Holders as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Section 5.

         5.6 Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of the Restricted Securities to the public without registration, after such time as a public market exists for the Common Stock of the Company, the Company agrees to use its best efforts to:

             (a) Make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times during which the Company is subject to the reporting requirements of the Securities Act or the Exchange Act;

             (b) File with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

             (c) So long as a Holder owns any Restricted Securities, to furnish to the Holder forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of said Rule 144, and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and docu-ments of the Company and other related information in the possession of or reasonably obtainable by the Company.

         5.7 Transfer of Registration Rights. The rights to cause the Company to register securities granted Holders under Section 5 may be assigned to a transferee or assignee reasonably acceptable to the Company (which consent shall not be unreasonably withheld) in connection with indemnifying Party, who shall conduct any transfer or assignment of Registrable Securities by a Holder, provided that (i) such transfer may otherwise be effected in accordance with applicable securities laws, and (ii) such assignee or transferee acquires at least 20,000 shares of Registrable Securities (adjusted for stock splits, stock dividends, stock recombinations and the like after the date of this Agreement). Notwithstanding the above, the rights to cause the Company to register securities may be assigned to any partner, shareholder, equity holder or officer of a Holder without compliance with item (ii) above, provided written notice thereof is promptly given to the Company.

                                    Section 6

                                  MISCELLANEOUS

         6.1 Confidentiality. The Purchasers shall not, at any time, disclose to any third party any confidential information or trade secret of the Company, any client or customer of the Company (other than as may be required by law or in the normal course of business), or utilize such confidential information or trade secret for their own benefit, or for the benefit of any third party. The term "confidential information or trade secret" shall not include any information which is or shall become generally available to the public other than by breach of this provision.

         6.2 Notices. All notices and other communications required or permitted to be given under any provision of this Agreement shall be in writing and shall be deemed given when delivered (i) by hand, (ii) by Express Mail, Federal Express or other overnight express delivery service (receipt requested), or
(iii) by telecopy (receipt confirmed), as follows:

         (a) If to the Purchaser, addressed to the Purchaser at the address set forth on the Schedule of Purchasers or at such other address as the Purchaser has furnished to the Company in writing.

         (b) If to the Company, addressed to the Company at

                           Euphonix, Inc.
                           220 Portage Avenue
                           Palo Alto, CA 94306
                           Attention: President and Chief Executive Officer

                           with a copy to:

                           Wilson Sonsini Goodrich & Rosati
                           650 Page Mill Road
                           Palo Alto, CA 94304-1050
                           Attention: John V. Roos, Esq.

         Any party may change its address for the purpose of this Agreement by notice to the other parties given as set forth above. Any such notice shall be deemed to have been given (i) upon delivery, if personally delivered or sent by overnight courier and (ii) on the first business day following telecopy, if telecopied.

         6.3 Entire Agreement. This writing constitutes the entire agreement of the parties with respect to the subject matter hereof, and supersedes any prior written or oral understandings or agreements among the parties regarding the subject matter hereof. Neither this Agreement nor any term hereof may be modified, amended, waived or terminated except by a written instrument specifically referring to this Agreement signed by the Company and each of the Purchasers.

         6.4 Partial Invalidity. If any provision of this Agreement is for any reason held to be invalid, prohibited or unenforceable in any jurisdiction by a court of competent jurisdiction, such provision, as to such jurisdiction, shall be ineffective to the extent of such invalidity, prohibition or unenforceability, without invalidating the remaining portion of such provision or the other provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction; provided that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

         6.5 No Waiver. Except as expressly provided herein, no delay or omission to exercise any right, power or remedy accruing to any party to this Agreement upon any breach or default of any other party under this Agreement, shall impair any such right, power or remedy of such non-defaulting party nor shall it be construed to be a waiver of any such breach or default, or an acquiescence  therein,  or of or in any  similar  breach or  default  thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default previously or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any party of any provisions or conditions of this Agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise
afforded  to  any  party  to  this  Agreement,   shall  be  cumulative  and  not
alternative.

         6.6 Successors and Assigns. Except as otherwise provided herein, the provisions of this Agreement shall insure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties; provided, however, that the rights of each Purchaser to purchase the Shares shall not be assignable without the consent of the Company.

         6.7 Announcements. The Purchasers agree not to make any public announcement with respect to this Agreement and the transactions contemplated by this Agreement without the prior approval of the Company.

         6.8 Expenses. Each party to this Agreement shall pay its own expenses and costs incurred by it in connection with the negotiation and consummation of this Agreement.

         6.9 Headings. The article and section headings contained herein are for the purpose of convenience only and are not intended to define or limit the contents of said articles or sections.

         6.10 Cooperation. Each party hereto shall cooperate, shall take such further action and shall execute and deliver such further documents as may be reasonably requested by the other party in order to carry out the provisions and purposes of this Agreement.

         6.11 Governing Law. This Agreement and all amendments thereof shall, in all respects, be governed by and construed and enforced in accordance with the internal laws (without regard to principles of conflicts of law) of the State of California.

         6.12 Finders Fees. The Company will indemnify the Purchasers, and the Purchasers will indemnify the Company, against all liabilities incurred by the indemnifying party or parties with respect to claims related to investment banking or finders fees in connection with the transactions contemplated by this Agreement, arising out of arrangements between the party asserting such claims and the indemnifying party or parties, and all costs and expenses (including reasonable fees of counsel) of investigating and defending such claims.

         6.13 California Corporate Securities Law. THE SALE OF THE SECURITIES WHICH ARE THE SUBJECT OF THIS AGREEMENT HAS NOT BEEN QUALIFIED WITH THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA AND THE ISSUANCE OF SUCH SECURITIES OR THE PAYMENT OR RECEIPT OF ANY PART OF THE CONSIDERATION THEREFOR PRIOR TO SUCH QUALIFICATION IS UNLAWFUL UNLESS THE SALE OF SECURITIES IS EXEMPT FROM THE QUALIFICATION BY SECTION 25100, 25102, OR 25105 OF THE CALIFORNIA CORPORATIONS CODE. THE RIGHTS OF ALL PARTIES TO THIS AGREEMENT ARE EXPRESSLY CONDITIONED UPON SUCH QUALIFICATION BEING OBTAINED, UNLESS THE SALE IS SO EXEMPT.

         6.14 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which shall be deemed one instrument.

         6.15  Survival.   The   representations,   warranties,   covenants  and
agreements made herein shall survive any investigation made by any of the Purchasers and the closing of the transactions contemplated hereby.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first written above.

                                 EUPHONIX, INC.

                                 By: /s/ Barry L. Margerum
                                     _____________________
                                     Barry L. Margerum
                                 Title:   Chief Executive Officer and President

                                 PURCHASERS:

                                 ONSET Enterprise Associates

                                 By:  /s/ Robert F. Kuhling, Jr.
                                      _________________________
                                 Name:  Robert F. Kuhling, Jr.
                                 Title:  General Partner,
                                         OEA Management, L.P.
                                         The General Partner of
                                         ONSET Enterprise Associates, L.P.

                                         Linda Wei-Lee Chang 1998 Trust:

                                         By:   /s/ Michael Minhall Chang
                                               _________________________
                                               Michael Minhall Chang, Trustee

                                         By:   /s/ Linda Wei-Lee Chang
                                               _______________________
                                               Linda Wei-Lee Chang, Trustee

                                         Michael Minhall Chang 1998 Trust:

                                         By:   /s/ Linda Wei-Lee Chang
                                               _______________________
                                               Linda Wei-Lee Chang, Trustee

                                         By:   /s/ Michael Minhall Chang
                                               _________________________
                                               Michael Minhall Chang, Trustee

                                         /s/ Milton Chang
                                         ________________
                                         Milton Chang

                                         /s/ Scott Silfvast
                                         __________________
                                         Scott Silfvast

                                        /s/ Amy Silfvast
                                        ________________
                                        Amy Silfvast



                                    EXHIBIT A
                                    _________

                             SCHEDULE OF PURCHASERS
                             ______________________

Purchaser Name and Address     No. Shares Purchased          Purchase Price
__________________________     ____________________          ______________

ONSET Enterprise Associates          800,000                  $   1,500,000

Milton Chang                          80,000                  $     150,000

Linda Wei-Lee Chang 1998 Trust        53,333                  $      99,999.38

Michael Minhall Chang 1998 Trust      53,333                  $      99,999.38

Scott Silfvast and Amy Silfvast       53,333                  $      99,999.38




EXHIBIT 10.11












                                 EUPHONIX, INC.

                               220 Portage Avenue
                           Palo Alto, California 94306

                         COMMON STOCK PURCHASE AGREEMENT

                                January 26, 1999

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----


Section 1 Authorization and Sale of Common Stock............................46

         1.1      Authorization.............................................46
         1.2      Sale of Shares............................................46

Section 2 Closing Date; Delivery............................................46

         2.1      Closing...................................................46
         2.2      Delivery..................................................46

Section 3 Representations and Warranties of the Company.....................47

         3.1      Organization and Standing.................................47
         3.2      Corporate Power...........................................47
         3.3      Capitalization............................................47
         3.4      Authorization.............................................48
         3.5      Financial Statements......................................48
         3.6      No Material Adverse Change................................48
         3.7      No Undisclosed Liabilities................................48
         3.8      Title to Assets...........................................49
         3.9      Actions Pending...........................................49
         3.10     Compliance with Law.......................................49
         3.11     Certain Fees..............................................49
         3.12     Disclosure................................................49
         3.13     Material Agreements.......................................49
         3.14     Employees.................................................50
         3.15     Intellectual Property, Trademarks, etc....................50

Section 4 Representations and Warranties of the Purchasers..................50

         4.1      Experience; Speculative Nature of Investment..............50
         4.2      Investment................................................50
         4.3      Rule 144..................................................50
         4.4      Access to Data............................................51
         4.5      Authorization.............................................51
         4.6      Brokers or Finders........................................51
         4.7      Tax Liability.............................................51

                               TABLE OF CONTENTS
                                  (continued)

         4.8      Recent Transfers..........................................51

Section 5 Conditions to Purchasers'Obligations to Close.....................52

         5.1      Representations and Warranties Correct....................52
         5.2      Covenants.................................................52
         5.3      Blue Sky..................................................52
         5.4      Rights Agreement..........................................52
         5.5      Compliance Certificate....................................52
         5.6      Compliance with Law.......................................52
         5.7      Opinion of Company's Counsel..............................52

Section 6 Conditions to Company's Obligations to Close......................52

         6.1      Representations...........................................52
         6.2      Covenants.................................................52
         6.3      Blue Sky..................................................53
         6.4      Rights Agreement..........................................53
         6.5      Compliance with Law.......................................53

Section 7 Covenants of the Company..........................................53

         7.1      Board of Directors........................................53

Section 8 Miscellaneous.....................................................53

         8.1      Governing Law.............................................53
         8.2      Survival..................................................53
         8.3      Successors and Assigns....................................53
         8.4      Entire Agreement; Amendment...............................53
         8.5      Notices, etc..............................................54
         8.6      Delays or Omissions.......................................54
         8.7      California Corporate Securities Law.......................54
         8.8      Counterparts..............................................55
         8.9      Severability..............................................55
         8.10     Titles and Subtitles......................................55
         8.11     Expenses..................................................55
         8.12     Limitation on Liability...................................55
         8.13     Attorney's Fees...........................................55

                                 EUPHONIX, INC.

                         COMMON STOCK PURCHASE AGREEMENT

         THIS COMMON STOCK PURCHASE AGREEMENT (the "Agreement") is made as of January 26, 1999 by and among Euphonix, Inc., a California corporation (the "Company"), and the individuals on the Schedule of Purchasers attached as Exhibit A hereto (the "Purchasers").

                                    Section 1

                     Authorization and Sale of Common Stock

                  1.1 Authorization. The Company will, prior to the Closing (as defined below), authorize the sale and issuance of up to 1,320,446 shares (the "Shares") of the Company's Common Stock ("Common Stock").

                  1.2 Sale of Shares. Subject to the terms and conditions of this Agreement, each Purchaser agrees to purchase and the Company agrees to sell and issue to each Purchaser the number of Shares set forth opposite his name on the Schedule of Purchasers, at a cash price per share equal to 90% of the average closing bid price per share for the ten days immediately preceding the Closing Date (as defined below). The Company's agreement with each Purchaser is a separate agreement, and the sale of the Shares to each Purchaser is a separate sale.

                                    Section 2

                             Closing Date; Delivery

                  2.1 Closing. The purchase and sale of the Shares hereunder shall take place at one closing ("the Closing") on January 26, 1999, (the "Closing Date"). The Closing shall be held at the offices of Wilson Sonsini Goodrich & Rosati, 650 Page Mill Road, Palo Alto, California, at 9:00 a.m. local time, on the Closing Date, or at such other time and place upon which the Company and the Purchaser shall agree.

                  2.2 Delivery. At the Closing, the Company will deliver to each Purchaser a certificate registered in each Purchaser's name representing the number of Shares that each Purchaser is purchasing for payment of the purchase price therefor as set forth in Section 1.2 above, by check payable to the Company or wire transfer per the Company's instructions.

                                    Section 3

                  Representations and Warranties of the Company

         Except as set forth in writing in the disclosure letter supplied by the Company to the Purchaser (the "Disclosure Letter") the Company represents and warrants to the Purchasers as of the date of this Agreement as follows:

                  3.1 Organization and Standing. The Company is a corporation duly organized and existing under, and by virtue of, the laws of the State of California and is in good standing under such laws. The Company has requisite corporate power and authority to own and operate its properties and assets, and to carry on its business. The Company is presently qualified to do business as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect on the Company's business.

                  3.2 Corporate Power. The Company has all requisite legal and corporate power and authority to execute and deliver this Agreement and that certain Registration Rights Agreement substantially in the form attached hereto as Exhibit B (the "Rights Agreement"), to sell and issue the Shares hereunder, and to carry out and perform its obligations under the terms of this Agreement and the Rights Agreement (together the "Agreements").

                  3.3 Capitalization. The authorized capital stock of the Company and the shares thereof issued and outstanding as of the date hereof are set forth in the Disclosure Letter. All of the outstanding shares of the Company's Common Stock have been duly and validly authorized. Except as set forth in this Agreement and the Rights Agreement and as set forth in the Company's most recent Form 10-K, including the accompanying financial statements ("Form 10-K"), or in the Company's most recent Form 10-Q ("Form 10-Q"), filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") in other public filings made by the Company with the Commission pursuant to the Exchange Act (collectively, the "Commission Filings"), or the Disclosure Letter, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, call or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company. Furthermore, except as set forth in this Agreement and the Rights Agreement and as set forth in the Commission Filings, or the Disclosure Letter, there are no contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of the capital stock of the Company or options, securities or rights convertible into shares of capital stock of the Company. Except for registration rights contained in agreements entered into by the Company in order to sell restricted securities as provided in the Commission Filings or the Disclosure Letter, the Company is not a party to any agreement granting registration rights to any person with respect to any of its equity or debt securities. The Company is not a party to, and it has no knowledge of, any agreement restricting the voting or transfer of any shares of the capital stock of the Company. Except as set forth in the Commission Filings or in the Disclosure Letter, the offer and sale of all capital stock, convertible securities, rights, warrants, or options of the Company issued prior to the Closing complied with all applicable federal and state securities laws, and no stockholder has a right of rescission or damages with respect thereto which would have a material adverse effect on the Company's financial condition or operating results.

                  3.4 Authorization. All corporate action on the part of the Company and its directors necessary for the authorization, execution, delivery and performance of the Agreements by the Company, the authorization, sale, issuance and delivery of the Shares, and the performance of all of the Company's obligations under the Agreements has been taken or will be taken prior to the Closing. The Agreements, when executed and delivered by the Company, shall constitute valid and binding obligations of the Company, enforceable in accordance with their terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other equitable remedies, except that the indemnification provisions of Section 1.9 of the Rights Agreement may further be limited by principles of public policy. The Shares, when issued in compliance with the provisions of this Agreement, will be validly issued, will be fully paid and nonassessable, and will be free of any liens or encumbrances, other than any liens or encumbrances created by the Purchaser; provided, however, that the Shares are subject to restrictions on transfer under state and/or federal securities laws as set forth herein and in the Rights Agreement.

                  3.5 Financial Statements. The financial statements of the Company included in the Commission Filings comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the Commission or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements), and fairly present in all material respects the financial position of the Company and its subsidiaries as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

                 3.6 No Material Adverse Change. Since September 30, 1998, the date through which the most recent quarterly report of the Company on Form 10-Q has been prepared and filed with the Commission, the Company has not experienced or suffered any event or condition which has materially affected the business operations, assets or financial condition of the Company.

                 3.7 No Undisclosed Liabilities. Except as disclosed in the Commission Filings or the Disclosure Letter, the Company has no liabilities, obligations, claims or losses that would be required to be disclosed on a balance sheet of the Company (including the notes thereto), other than those incurred in the ordinary course of the Company's business since September 30, 1998 and which, individually or in the aggregate, do not or would not have a material adverse effect on the Company's financial condition or operating results.

                3.8 Title to Assets. The Company has good and marketable title to all of its property and assets, free of any mortgages, pledges, charges, liens, security interests or other encumbrances, except for those indicated in the Commission Filings or the Disclosure Letter or such that could not reasonably be expected to cause a material adverse effect on the Company's financial condition or operating results.

                3.9  Actions  Pending.   There  is  no  action,  suit,  claim,
investigation or proceeding pending or, to the knowledge of the Company, threatened against the Company, which questions the validity of this Agreement or the transactions contemplated hereby or any action taken or to be taken pursuant hereto or thereto. Except as set forth in the Commission Filings or the Disclosure Letter, there is no action, suit, claim, investigation or proceeding pending or, to the knowledge of the Company, threatened, against or involving the Company, any subsidiary or any of their respective properties or assets and which, if adversely determined, is reasonably likely to result in a material adverse effect on the Company's financial condition or operating results.

               3.10 Compliance with Law. To the knowledge of the Company, the business of the Company has been and is presently being conducted in accordance with all applicable federal, state and local governmental laws, rules, regulations and ordinances, except as set forth in the Commission Filings or the Disclosure Letter, or such that do not cause a material adverse effect. The Company has all franchises, permits, licenses, consents and other governmental or regulatory authorizations and approvals necessary for the conduct of its business as now being conducted by it unless the failure to possess such franchises, permits, licenses, consents and other governmental or regulatory authorizations and approvals, individual or in the aggregate, could not reasonably be expected to have a material adverse effect on the Company's financial condition or operating results.

               3.11 Certain Fees. No brokers, finders or financial advisory fees or commissions will be payable by the Company with respect to the transactions contemplated by this Agreement.

               3.12 Disclosure. To the best of the Company's knowledge, neither this Agreement nor any other documents furnished to the Purchaser by or on behalf of the Company in connection with the transactions contemplated by this Agreement contain any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements made herein or therein, in the light of the circumstances under which they were made herein or therein, not misleading.

               3.13  Material   Agreements.   Except  as  set  forth  in  the
Commission Filings or the Disclosure Letter, the Company is not a party to any written or oral contract, instrument, agreement, commitment, obligation, plan or arrangement, a copy of which would be required to be filed with the Commission as an exhibit to a registration statement or applicable form (collectively, "Material Agreements") if the Company were registering securities under the Securities Act of 1933, as amended (the "Securities Act"). The Company has in all material respects performed all the obligations required to be performed by it under the foregoing agreements, has received no notice of default and, to the best of the Company's knowledge, is not in default under any Material Agreement now in effect, the result of which could reasonably be expected to cause a material adverse effect on the Company's financial condition or operating results.

             3.14 Employees. Except as set forth in the Commission Filings or the Disclosure Letter or as otherwise disclosed by the Company to the Purchaser, the Company has no collective bargaining arrangements or agreements covering any of its employees.

             3.15 Intellectual Property, Trademarks, etc. The Company has the right to use, free and clear of all liens, charges, claims and restrictions, all intellectual property, patents, trademarks, service marks, trade names, copyrights, licenses and rights necessary to the business of the Company as presently conducted. To the best of the Company's knowledge, the Company is not infringing upon or otherwise acting adversely to the right or claimed right of any other person under or with respect to the foregoing.

                                   Section 4

                Representations and Warranties of the Purchasers

         Each Purchaser hereby represents and warrants to the Company, as to himself only and not with respect to any other Purchaser, with respect to the purchase of Shares as follows:

         4.1  Experience;   Speculative  Nature  of  Investment. Each Purchaser
(or its principals or advisors) has substantial experience in evaluating and investing in private placement transactions of securities in companies simi-lar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests. Each Purchaser acknowledges that its investment in the Company is highly speculative and entails a substantial degree of risk and each Purchaser is in a position to lose the entire amount of such investment.

         4.2  Investment.   Each  Purchaser is  acquiring  the Shares for
investment for its own account, not as a nominee or agent, and not with the view to, or for resale in connection with, any distribution thereof. Each Purchaser understands that the Shares to be purchased hereby have not been, and will not be, registered under the Securities Act (except as provided in Section 3 of the Rights Agreement) by reason of a specific exemption from the registration provisions of the Securities Act, the availability of which depends upon, among other things, the bona fide nature of the investment intent and the accuracy of the Purchasers' representations as expressed herein. Each Purchaser is an "accredited investor" within the meaning of Regulation D, Rule 501(a), promulgated by the Securities and Exchange Commission.

         4.3 Rule 144. Each Purchaser acknowledges that the Shares must be held indefinitely unless subsequently registered under the Securities Act or unless an exemption from such registration is available. Each Purchaser is aware of the provisions of Rule 144 promulgated under the Securities Act which permit limited resale of shares purchased in a private placement subject to the satisfaction of certain conditions, including, among other things, the existence of a public market for the shares, the availability of certain current public information about the Company, the resale occurring not less than one year after a party has purchased and paid for the security to be sold, the sale being effected through a "broker's transaction" or in transactions directly with a "market maker" and the number of shares being sold during any three-month period not exceeding specified limitations. Each Purchaser understands that the certificates evidencing the Shares will be imprinted with a legend that prohibits the transfer of such securities unless they are registered or such registration is not required.

        4.4 Access to Data. Each Purchaser has had an opportunity to discuss the Company's business, management and financial affairs with its manage-ment. Each Purchaser has also had an opportunity to ask questions of officers of the Company, which questions were answered to its satisfaction. Each Purchaser understands that such discussions, as well as any written information issued by the Company, were intended to describe certain aspects of the Company's business and prospects but were not a thorough or exhaustive description.

       4.5  Authorization. The Agreements, when executed and delivered by the Purchasers, will constitute valid and legally binding obligations of each Purchaser, enforceable in accordance with their terms, except as the indemnification provisions of Section 1.9 of the Rights Agreement may be limited by principles of public policy, and subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other equitable remedies.

       4.6 Brokers or Finders. The Purchasers have not engaged any brokers, finders or agents, and the Company has not, and will not, incur, directly or indirectly, as a result of any action taken by Purchasers, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with the Agreements. In the event that the preceding sentence is in any way inaccurate, each Purchaser agrees to indemnify and hold harmless the Company and each other Purchaser from any liability for any commission or compensation in the nature of a finder's fee (and the costs and expenses of defending against such liability) for which the Company, any other Purchaser, or any of their officers, directors, employees or representatives, is responsible.

       4.7 Tax Liability. Each Purchaser has reviewed with its own tax advisors the federal, state, local and foreign tax consequences of this investment and the transactions contemplated by the Agreements. With respect to such matters, each Purchaser relies solely on such advisors and not on any statements or representations of the Company or any of its agents other than the representations and warranties set forth herein. Each Purchaser understands that it (and not the Company) shall be responsible for its own tax liability that may arise as a result of this investment or the transactions contemplated by the Agreements.

       4.8 Recent Transfers. The Purchasers have not purchased, sold or transferred any security of the Company within the sixty days immediately preceding the date of this Agreement.

                                    Section 5

                 Conditions to Purchasers' Obligations to Close

         The Purchasers' obligations to purchase the Shares are, unless waived by the Purchasers, subject to the fulfillment of the following conditions:

         5.1 Representations and Warranties Correct. The representations and warranties made by the Company in Section 3 hereof shall be true and correct in all material respects as of the Closing Date.

         5.2 Covenants. All covenants, agreements and conditions contained in the Agreements to be performed by the Company on or prior to the Closing shall have been performed or complied with in all material respects.

         5.3 Blue Sky. The Company shall have  obtained all  necessary  Blue Sky
law  permits  and  qualifications,   or  have  the  availability  of  exemptions
therefrom, required by any state for the offer and sale of the Shares.

         5.4 Rights Agreement. The Company and the Purchasers shall have executed and delivered the Rights Agreement.

         5.5 Compliance Certificate. The Chief Executive Officer of the Company shall have executed a Compliance Certificate, in the form of Exhibit C hereto, certifying the satisfaction of the conditions to closing listed in Sections 5.1 and 5.2 hereof.

         5.6 Compliance with Law. No provision of any applicable law or regulation and no judgment, injunction, order or decree shall prohibit the sale and issuance of the Shares and the consummation of the transactions contemplated hereby.

         5.7 Opinion of Company's Counsel. Purchasers shall have received from Wilson Sonsini Goodrich & Rosati, counsel to the Company, an opinion addressed to the Purchasers, dated the Closing Date and in substantially the form attached as Exhibit D.

                                    Section 6

                  Conditions to Company's Obligations to Close

         The Company's obligation to sell and issue the Shares is, unless waived by the Company, subject to the fulfillment of the following conditions:

         6.1 Representations. The representations and warranties made by the Purchasers in Section 4 hereof shall be true and correct as of the Closing Date.

         6.2 Covenants. All covenants, agreements and conditions contained in the Agreements to be performed by Purchasers on or prior to the Closing Date shall have been performed or complied with in all material respects.

         6.3 Blue Sky. The Company shall have  obtained all  necessary  Blue Sky
law  permits  and  qualifications,   or  have  the  availability  of  exemptions
therefrom, required by any state for the offer and sale of the Shares.

         6.4 Rights Agreement. The Company and the Purchasers shall have executed and delivered the Rights Agreement.

         6.5 Compliance with Law. No provision of any applicable law or regulation and no judgment, injunction, order or decree shall prohibit the sale and issuance of the Shares and the consummation of the transactions contemplated hereby.

                                    Section 7

                            Covenants of the Company

         7.1 Board of Directors. The Company covenants and agrees that for so long as the Purchasers (or either of them) hold more than 50% of the Shares (as adjusted for stock splits, stock dividends, recapitalizations, and the like), the Company shall, subject to applicable law, use its reasonable best efforts to obtain the election of one nominee designated by the Purchasers at the next election of the Board of Directors of the Company or upon the next vacancy caused by the resignation, death or removal of a director, whichever occurs first, and thereafter, to the extent permissible by applicable law, to maintain such nominee as a member of the Board of Directors of the Company.

                                    Section 8

                                  Miscellaneous

         8.1 Governing Law. This Agreement shall be governed in all respects by the internal laws of the State of California, without regard to its choice of law rules.

         8.2 Survival. The representations, warranties, covenants and agreements made herein shall survive any investigation made by the Purchasers and the closing of the transactions contemplated hereby.

         8.3 Successors and Assigns. Except as otherwise provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto; provided, however, that the rights of the Purchasers to purchase the Shares shall not be assignable without the prior written consent of the Company.

         8.4 Entire Agreement; Amendment. This Agreement and the other documents delivered pursuant hereto at the Closing constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein. Except as expressly provided herein, neither this Agreement nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and holders of a majority of the Shares.

         8.5 Notices, etc. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by registered or certified mail, postage prepaid, or otherwise delivered by hand or by messenger, addressed (a) if to Purchasers, at each Purchaser's address, as shown below, or at such other address as such Purchaser shall have furnished to the Company in writing, or (b) if to any other holder of any Shares, at such address as such holder shall have furnished the Company in writing, or, until any such holder so furnishes an address to the Company, then to and at the address of the last holder of such Shares who has so furnished an address to the Company, or (c) if to the Company, one copy should be sent to its address set forth on the cover page of this Agreement and addressed to the attention of the Chief Executive Officer, or at such other address as the Company shall have furnished to the Purchaser.

              Each such notice or other communication shall for all purposes of this Agreement be treated as effective or having been given when delivered if delivered personally, or, if sent by mail, at the earlier of its receipt or 72 hours after the same has been deposited in a regularly maintained receptacle for the deposit of the United States mail, addressed and mailed as aforesaid.

         8.6 Delays or Omissions. Except as expressly provided herein, no delay or omission to exercise any right, power or remedy accruing to any party to this Agreement upon any breach or default of any other party under this Agreement, shall impair any such right, power or remedy of such non-defaulting party nor shall it be construed to be a waiver of any such breach or default, or an acquiescence  therein,  or of or in any  similar  breach or  default  thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any party of any provisions or conditions of this agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise
afforded  to  any  party  to  this  Agreement,   shall  be  cumulative  and  not
alternative.

         8.7 California Corporate Securities Law. THE SALE OF THE SECURITIES WHICH ARE THE SUBJECT OF THIS AGREEMENT HAS NOT BEEN QUALIFIED WITH THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA AND THE ISSUANCE OF SUCH SECURITIES OR THE PAYMENT OR RECEIPT OF ANY PART OF THE CONSIDERATION THEREFOR PRIOR TO SUCH QUALIFICATION IS UNLAWFUL UNLESS THE SALE OF SECURITIES IS EXEMPT FROM THE QUALIFICATION BY SECTION 25100, 25102, OR 25105 OF THE CALIFORNIA CORPORATIONS CODE. THE RIGHTS OF ALL PARTIES TO THIS AGREEMENT ARE EXPRESSLY CONDITIONED UPON SUCH QUALIFICATION BEING OBTAINED, UNLESS THE SALE IS SO EXEMPT.

         8.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be enforceable against the parties actually executing such counterparts, and all of which together shall constitute one instrument.

         8.9 Severability. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

         8.10 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not considered in construing or interpreting this Agreement.

         8.11 Expenses. The Company and the Purchaser shall each bear their own fees, costs and expenses incurred on their behalf with respect to the Agreements and the transactions contemplated hereby and any amendments or waiver thereto; provided, however, the Company shall pay the attorney's fee of one (1) counsel to the Purchasers not to exceed $5000 in the aggregate.

         8.12 Limitation on Liability. Notwithstanding anything in this Agreement to the contrary, no Purchaser shall have any liability for any misrepresentation, breaches of representations or warranties or breaches of covenants made by any other Purchaser under or in connection with this Agreement.

         8.13 Attorney's Fees. In any action brought or maintained by either party asserting a cause of action arising under or relating in any way to this Agreement, the prevailing party shall be entitled to recover its reasonable costs and attorney's fees.

         The foregoing Agreement is hereby executed as of the date first above written.

                                 EUPHONIX, INC.
                                 a California corporation

                                 By: /s/ Barry Margerum
                                     __________________
                                     Barry Margerum, Chief Executive Officer



                                    /s/ Dieter Meier
                                    ________________
                                    Dieter Meier

                                    Address:  8032 Zurich

                                              Aurorastrasse 78



                                    /s/ Stephen D. Jackson
                                    ______________________
                                    Stephen D. Jackson

                                    Address:  1307 East Pine

                                              Lodi, CA  95240



















                     [Signature Page to Purchase Agreement]



                                    EXHIBIT A

                             SCHEDULE OF PURCHASERS


       Name                   Number of Shares            Purchase Price
______________________     _________________________    ___________________

Dieter Meier                      1,000,000                 $987,300.00


Stephen D. Jackson                  320,446                 $316,376.00





EXHIBIT 10.12













                                 EUPHONIX, INC.

                               220 Portage Avenue
                           Palo Alto, California 94306

                          REGISTRATION RIGHTS AGREEMENT

                                January 26 , 1999

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

Section 1 Restrictions on Transferability of Securities; Compliance with
        Securities Act; Registration Rights.................................60

         1.1      Restrictions on Transferability...........................60
         1.2      Certain Definitions.......................................60
         1.3      Restrictive Legend........................................62
         1.4      Restrictions on Transfer; Notice of Proposed Transfers....62
         1.5      Requested Registration....................................63
         1.6      Company Registration......................................65
         1.7      Expenses of Registration..................................66
         1.8      Registration Procedures...................................67
         1.9      Indemnification...........................................67
         1.10     Information by Holder.....................................69
         1.11     Rule 144 Reporting........................................69
         1.12     Transfer of Registration Rights...........................69
         1.13     Standoff Agreement........................................69
         1.14     Termination of Registration Rights........................69
         1.15     [Intentionally Deleted....................................69
         1.16     Standstill Agreement......................................69

Section 2 Miscellaneous.....................................................70

         2.1      Governing Law.............................................70
         2.2      Survival..................................................70
         2.3      Successors and Assigns....................................70
         2.4      Entire Agreement; Amendment...............................70
         2.5      Notices, etc..............................................70
         2.6      Delays or Omissions.......................................70
         2.7      Counterparts..............................................71
         2.8      Severability..............................................71
         2.9      Titles and Subtitles......................................71
         2.10     Attorney's Fees...........................................71

                                 EUPHONIX, INC.

                         REGISTRATION RIGHTS AGREEMENT

         This Registration Rights Agreement (the "Agreement") is made as of January 26, 1999 between Euphonix, Inc., a California corporation (the "Company") and the Purchasers of the Company's Common Stock (the "Common Purchasers") pursuant to the Company's Common Stock Purchase Agreement dated January 26, 1999 (the "Common Stock Agreement").

         The Common Purchasers agree to be bound by all of the terms and conditions of this Agreement.

         NOW, THEREFORE, the parties agree as follows:

         1. Restrictions on Transferability of Securities; Compliance with Securities Act; Registration Rights

                  (a) Restrictions on Transferability. The Common Stock purchased pursuant to the Common Stock Agreement shall not be sold, assigned, transferred or pledged except upon the conditions specified in this Section 1, which conditions are intended to ensure compliance with the provisions of the Securities Act (as defined below). The Common Purchasers will cause any proposed purchaser, assignee, transferee, or pledgee of any such shares held by the Common Purchasers to agree to take and hold such securities subject to the provisions and upon the conditions specified in this Section 1.

                  (b) Certain Definitions. As used in this Agreement, the following terms shall have the following respective meanings:

                  "Closing Date" shall mean the date of the first purchase and sale of Common Stock pursuant to the Common Stock Agreement.

                  "Commission" shall mean the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

                  "Common Stock" shall mean the Common Stock of the Company, par value $0.001 per share.

                  "Holder" shall mean (i) any Common Purchaser holding Registrable Securities and (ii) any person holding Registrable Securities to whom the rights under this Section 1 have been transferred in accordance with
Section 1.12 hereof.

                  "Initiating Holders" shall mean Holders or transferees of any Holders under Section 1.12 hereof who in the aggregate are Holders of greater than 50% of the Registrable Securities.

                  "Registrable Securities" means (i) the Common Stock issued pursuant to the Common Stock Agreement and (ii) any Common Stock of the Company issued or issuable in respect of such Common Stock upon any stock split, stock dividend, recapitalization, or similar event, or any Common Stock otherwise issuable with respect to such Common Stock; provided, however, that shares of Common Stock, or other securities shall only be treated as Registrable Securities if and so long as they have not been (A) sold to or through a broker or dealer or underwriter in a public distribution or a public securities transaction, whether in a registered offering, Rule 144 or otherwise, or (B) sold or are, in the opinion of counsel for the Company, available for sale in a single transaction exempt from the registration and prospectus delivery requirements of the Securities Act so that all transfer restrictions and restrictive legends with respect thereto are removed upon the consummation of such sale.

                  The terms "register," "registered" and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act, and the declaration or ordering of the effectiveness of such registration statement.

                  "Registration Expenses" shall mean all expenses, except as otherwise stated below, incurred by the Company in complying with Sections 1.5 and 1.6 hereof, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, blue sky fees and expenses, the expense of any special audits incident to or required by any such registration (but excluding the compensation of regular employees of the Company which shall be paid in any event by the Company), and the reasonable fees and disbursements if one counsel for all Holders not to exceed $20,000.

                  "Restricted Securities" shall mean the securities of the Company required to bear the legend set forth in Section 1.3 hereof.

                  "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar federal statute and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

                  "Selling Expenses" shall mean all underwriting discounts, selling commissions and stock transfer taxes applicable to the securities registered by the Holders and all reasonable fees and disbursements of counsel for any Holder.

                  "Total Voting Power" of the Company shall mean the total number of the votes which may be cast in the election of directors of the Company at any meeting of stockholders if all securities entitled to vote in this election of directors were present and voted at such meeting.

                  "Voting Securities" shall mean all securities of the Company entitled to vote in the election of directors of the Company and all securities of the Company convertible into, exchangeable or exercisable for shares of Common Stock.

                  (c) Restrictive Legend. Each certificate representing (i) the Common Stock issued pursuant to the Common Stock Agreement and (ii) any other securities issued in respect of such Common Stock upon any stock split, stock dividend, recapitalization, merger, consolidation or similar event, shall (unless otherwise permitted by the provisions of Section 1.4 below) be stamped or otherwise imprinted with a legend in the following form (in addition to any legend required under applicable state securities laws):

                  THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. SUCH SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION UNLESS THE COMPANY RECEIVES AN OPINION OF COUNSEL REASONABLY ACCEPTABLE TO IT STATING THAT SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SAID ACT.

                  THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN RESTRICTIONS ON TRANSFER AS SET FORTH IN THE REGISTRATION RIGHTS AGREEMENT BETWEEN THE ISSUER AND THE ORIGINAL HOLDER OF THESE SHARES, A COPY OF WHICH MAY BE OBTAINED AT THE PRINCIPAL OFFICE OF THE ISSUER. SUCH TRANSFER RESTRICTIONS ARE BINDING ON TRANSFEREES OF THESE SHARES.

                  Each Holder consents to the Company making a notation on its records and giving instructions to any transfer agent of the Common Stock in order to implement the restrictions on transfer established in this Section 1.

                  (d) Restrictions on Transfer; Notice of Proposed Transfers. The holder of each certificate representing Restricted Securities by acceptance thereof agrees to comply in all respects with the provisions of this Section
1.4. Prior to any proposed sale, assignment, transfer or pledge of any Restricted Securities (other than (i) a transfer not involving a change in beneficial ownership, (ii) in transactions involving the distribution without consideration of Restricted Securities by the Holder to any of its partners, or retired partners, or to the estate of any of its partners or retired partners,
(iii) any transfer by any Holder to (A) any individual or entity controlled by, controlling, or under common control with, such Holder or (B) any individual or entity with respect to which such Holder (or any person controlled by, controlling, or under common control with, such Holder) has the power to direct investment decisions, (iv) to the spouse of a holder of Restricted Securities, or (v) in transactions in compliance with Rule 144, provided, in each case, that the transferee agrees in writing to be subject to the terms hereof), and unless there is in effect a registration statement under the Securities Act covering the proposed transfer, the holder thereof shall give written notice to the Company of such holder's intention to effect such transfer, sale, assignment or pledge. Each such notice shall describe the manner and circumstances of the proposed transfer, sale, assignment or pledge in sufficient detail, and, if requested by the Company, shall be accompanied, at such holder's expense, by an unqualified written opinion of legal counsel who shall be, and whose legal opinion shall be, reasonably satisfactory to the Company addressed to the Company, to the effect that the proposed transfer of the Restricted Securities may be effected without registration under the Securities Act, whereupon the holder of such Restricted Securities shall be entitled to transfer such Restricted Securities in accordance with the terms of the notice delivered by the holder to the Company. It is agreed that the Company will not request an opinion of counsel for the Holder for transactions made in reliance on Rule 144 under the Securities Act except in unusual circumstances, the existence of which shall be determined in good faith by the Board of Directors of the Company. Each certificate evidencing the Restricted Securities transferred as above provided shall bear, except if such transfer is made pursuant to Rule 144, the appropriate restrictive legend set forth in Section 1.3 above, except that such certificate shall not bear such restrictive legend if in the opinion of counsel for such holder and the Company such legend is not required in order to establish compliance with any provision of the Securities Act.

                  (e)      Requested Registration.

                           (i)  Request for Registration.  In case the Company
shall receive from Initiating Holders a written request that the Company effect any registration, qualification or compliance with respect to the Registrable Securities, the Company will:


                                (1) promptly give written notice of the proposed
registration,  qualification or compliance to all other Holders;  and

                                (2) as soon as  practicable,  use its best
efforts to effect such registration, qualification or compliance (including, without limitation, appropriate qualification under applicable blue sky or other state securities laws and appropriate compliance with applicable regulations issued under the Securities Act and any other governmental requirements or regulations) as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of such Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any Holder or Holders joining in such request as are specified in a written request received by the Company within twenty (20) days after receipt of such written notice from the Company;

                           Provided,  however,  that  the  Company  shall  not
be obligated to take any action to effect any such registration, qualifi-cation or compliance pursuant to this Section 1.5:


                           a) In any  particular  jurisdiction  in which the
Company would be required to execute a general consent to service of process in effecting such registration, qualification or compliance unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act;

                           b) Prior to six (6) months after the Closing Date;

                           c) During the period starting with the date  sixty
(60) days prior to the Company's estimated date of filing of, and ending on the date six (6) months immediately following the effective date of, any registration statement pertaining to securities of the Company (other than a registration of securities in a Rule 145 transaction or with respect to an employee benefit plan), provided that the Company is actively employing in good faith all reasonable efforts to cause such registration statement to become effective;

                           d) Unless the aggregate  number of shares of Regis-
trable Securities sought to be registered by all Initiating Holders and other Holders pursuant to this Section 1.5 is greater than one (1) million shares;

                           e) After the Company has effected one (1)such regis-
tration pursuant to this subparagraph 1.5(a), and such registration has been declared or ordered effective; or

                           f) If the Company shall  furnish to such  Holders a
certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors it would be seriously detrimental to the Company or its shareholders for a registration statement to be filed in the near future, then the Company's obligation to use its best efforts to register, qualify or comply under this Section 1.5 shall be defer-red for a period not to exceed 120 days from the date of receipt of written request from the Initiating Holders; provided that the Company may not exercise this deferral right more than once per twelve (12) month period.

                Subject to the foregoing clauses (A) through (F), the Company shall file a registration statement covering the Registrable Securities so re-quested to be registered as soon as practicable, after receipt of the request or requests of the Initiating Holders, but in any event within 120 days of such request.

                (ii)  Underwriting.  In the event that a registration  pursuant to Section 1.5 is for a registered public offering involving an underwriting, the Company shall so advise the Holders as part of the notice given pursuant to
Section 1.5(a)(i). In such event, the right of any Holder to registration pursuant to Section 1.5 shall be conditioned upon such Holder's participation in the underwriting arrangements required by this Section 1.5, and the inclu-
sion  of  such  Holder's  Registrable   Securities  in  the underwriting to the
extent  requested  shall be limited to the extent  provided herein.

                The  Company shall (together with  all  Holders proposing to distribute their securities through such underwriting) enter into an under-writing agreement in customary form with the managing underwriter selected for such underwriting by a majority in interest of the Initiating Holders, but subject to the Company's reasonable approval. Notwithstanding any other provision of this Section 1.5, if the managing underwriter advises the Initiating Holders in writing that marketing factors require a limitation of the number of shares to be underwritten, then (i) any securities requested to be registered by persons other than Holders (as defined herein) or the Holders of Registrable Securities (as such terms are defined in that certain Modifi-cation Agreement, dated November 6, 1991 (the "Modification Agreement"), by and between the Company, the First Series A Purchasers, the Second Series A Purchasers, the Series B Purchasers, the Series C Purchasers and the Affiliates (each as defined in the Modification Agreement)) shall be limited (or excluded entirely) on a pro rata basis from such registration, and (ii) if the managing underwriter determines that a further limitation is required, the Company shall so advise all Holders of Registrable Securities under this Agree-ment and the Holders of Registrable Securities under the Modification Agreement and the number of shares of Registrable Securities (including those under the Modification Agreement) that may be included in the registration and underwriting shall be allocated among all Holders under this Agreement and Holders under the Modification Agreement in proportion, as nearly as practicable, to the respective amounts of Registrable Securities held by such Holders at the time of filing the registration statement. No Registrable Securities (including those under the Modification Agreement) excluded from the underwriting by reason of the underwriter's marketing limitation shall be included in such registration. To facilitate the allocation of shares in accordance with the above provisions, the Company or the underwriters may round the number of shares allocated to any Holder (both under this Agreement and the Modification Agreement) to the nearest 100 shares.

               If any Holder of Registrable Securities disapproves of the terms of the underwriting, such person may elect to withdraw therefrom by written notice to the Company, the managing underwriter and the Initiating Holders. The Registrable Securities and/or other securities so withdrawn shall also be with-drawn from registration, and such Registrable Securities shall not be trans-ferred in a public distribution prior to 120 days after the effective date of such registration, or such other shorter period of time as the underwriters may require.

                  (f)  Company Registration.

                      (i) Notice of Registration. If at any time or from time to time the Company shall determine to register any of its securities, either for its own account or the account of a security holder or holders, other than (i) a registration relating solely to employee benefit plans, or (ii) a registration relating solely to a Commission Rule 145 trans-action, the Company will:


                               (1) promptly give to each Holder written notice
 thereof; and

                               (2) include in such registration (and any
related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made within twenty (20) days after receipt of such written notice from the Company, by any Holder.

                      (ii) Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise the Holders as a part of the writ-ten notice given pursuant to Section 1.6(a)(i). In such event, the right of any Holder to registration pursuant to Section 1.6 shall be conditioned upon such Holder's participation in such underwriting and the inclusion of Regis-trable Securities in the underwriting to the extent provided herein.

All Holders proposing to distribute their securities through such under-writing shall (together with the Company and the other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by the Company.

         Notwithstanding any other provision of this Section 1.6, if the managing underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the managing underwriter may limit (or exclude entirely) on a pro rata basis the Registrable Securities of the Affiliates (as each term is defined in the Modification Agreement) to be included in such registration. If all Registrable Securities of the Affiliates (as each term is defined in the Modification Agreement) have been excluded from such registration and the managing underwriter determines that a further limitation is required, the managing underwriter may limit the remaining Registrable Securities (including those under the Modification Agreement) to be included in such registration; provided, however, that the managing underwriter may not reduce the amount of Registrable Securities of the Holders under the Modification Agreement to be included in the registration to less than 25% of the total shares so included; provided further, however, that such percentage may be reduced or waived by the Holders of a majority of the Registrable Securities under the Modification Agreement, excluding Registrable Securities held by the Affiliates (each as defined under the Modification Agreement). The Company shall so advise all Holders under this Agreement and under the Modification Agreement and other holders distributing their securities through such underwriting and the number of shares of Registrable Securities (including those under the Modification Agreement) and other securities that may be included in the registration and underwriting shall be allocated among all the Holders under this Agreement and under the Modification Agreement and such other holders exercising their registration rights in proportion, as nearly as practicable, to the respective amounts of securities entitled to inclusion in such registration held by such Holders and such other holders exercising their registration rights at the time of filing the registration statement. To facilitate the allocation of shares in accordance with the above provisions, the Company may round the number of shares allocated to any Holder (both under this Agreement and the Modification Agreement) or holder to the nearest 100 shares.

         If any Holder or holder disapproves of the terms of any such underwriting, he may elect to withdraw therefrom by written notice to the Company and the managing underwriter. Any securities excluded or withdrawn from such underwriting shall be withdrawn from such registration, and shall not be transferred in a public distribution prior to 120 days after the effective date of the registration statement relating thereto, or such other shorter period of time as the underwriters may require.

                      (iii) Right to Terminate Registration. The Company shall have the right to terminate or withdraw any registration initiated by it under this Section 1.6 prior to the effectiveness of such registration whether or not any Holder has elected to include securities in such registration.

                  (g) Expenses of Registration. All Registration Expenses incurred in connection with (i) one (1) registration pursuant to Section 1.5 and
(ii) all registrations pursuant to Section 1.6 shall be borne by the Company. Unless otherwise stated, all Selling Expenses relating to securities registered on behalf of the Holders and all other Registration Expenses shall be borne by the Holders of such securities, and by the Company, in the event the Company participates in the registration, pro rata on the basis of the number of shares so registered. Notwithstanding the above, the Company shall not be required to pay for any expenses of any registration proceeding begun pursuant to Section
1.5 above if the registration request is subsequently withdrawn at the request of the Holders of a majority of the Registrable Securities to be registered (which Holders shall bear such expenses).

                  (h) Registration Procedures. In the case of each registration, qualification or compliance effected by the Company pursuant to this Section 1, the Company will keep each Holder advised in writing as to the initiation of each registration, qualification and compliance and as to the completion thereof. At its expense the Company will:

                  (i)  Prepare  and  file  with  the   Commission   a
registration statement with respect to such securities and use its best efforts to cause such registration statement to become and remain effective for at least one hundred eighty (180) days or until the distribution described in the registration statement has been completed;

                  (ii) Furnish to the Holders participating in such registra-tion and to the underwriters of the securities being registered such reason-able number of copies of the registration statement, preliminary prospectus, final prospectus and such other documents as such underwriters may reason-ably request in order to facilitate the public offering of such securities;

                  (iii) Prepare and file with the Commission such amend-ments and supplements to such registration statement and the prospectus used in connection with such registration statements as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

                  (iv) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as shall be reasonably requested by the Holders, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions; and

                  (v) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering. Each Holder participating in such underwriting shall also enter into and perform its obli-gations under such an agreement.

            (i)      Indemnification.

                     (i) The Company will indemnify each Holder, each of its officers and directors and partners, and each person controlling such Holder within the meaning of Section 15 of the Securities Act, with respect to which registration, qualification or compliance has been effected pursuant to this
Section 1, and each underwriter, if any, and each person who controls any underwriter within the meaning of Section 15 of the Securities Act, against all expenses, claims, losses, damages or liabilities (or actions in respect there-of), including any of the foregoing incurred in settlement of any litigation, commenced or threatened, arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, offering circular or other document, or any amendment or supplement thereto, incident to any such registration, qualification or comp-liance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, or any violation by the Company of the Securities Act, the Exchange Act, state securities law or any rule or regulation promulgated under such laws applicable to the Company in connection with any such registration, qualification or comp-liance, and within a reasonable period the Company will reimburse each such Holder, each of its officers and directors, and each person controlling such Holder, each such underwriter and each person who controls any such underwriter, for any legal and any other expenses reasonably incurred in connection with in-vestigating, preparing or defending any such claim, loss, damage, liability or action; provided that the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission or alleged untrue statement or omission, made in reliance upon and in conformity with written information fur-nished to the Company by an instrument duly executed by such Holder, controlling person or underwriter and stated to be specifically for use therein.

                       (ii) Each Holder will, if Registrable Securities held by such Holder are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors and officers, each underwriter, if any, of the Company's securi-ties covered by such a registration statement, each person who controls the Company or such underwriter within the meaning of Section 15 of the Securities Act, and each other such Holder, each of its officers and directors and each person controlling such Holder within the meaning of Section 15 of the Securi-ties Act, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration state-ment, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and within a reasonable period will reimburse the Company, such Holders, such directors, officers, persons, underwriters or control persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue state-ment)or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by an instru-ment duly executed by such Holder and stated to be specifically for use therein. Notwithstanding the above, the liability of each Holder under this subsection (b) shall not exceed such Holder's net proceeds from the sale of securities pursuant to such registration statement, unless such liability arises out of or is based on willful misconduct by such Holder.

                      (iii)  Each party entitled to indemnification  under this
Section 1.9 the"Indemnified Party") shall give notice to the party re-quired to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indem-nity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose ap-proval shall not unreasonably be withheld), and the Indemnified Party may par-ticipate in such defense at such party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Section 1 unless the failure to give such notice is materially prejudicial to an Indemnifying Party's ability to defend such action and provided further, that the Indemnifying Party shall not assume the defense for matters as to which there is a conflict of interest or separate and different defenses. No Indemni-fying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. No Indemnifying Party shall be liable for indemnification hereunder with respect to any settlement or consent to judgment, in connection with any claim or liti-gation to which these indemnification provisions apply, that has been entered into without the prior consent of the Indemnifying Party (which consent will not be unreasonably withheld).

                  (j) Information by Holder. The Holder or Holders of Registrable Securities included in any registration shall furnish to the Company such information regarding such Holder or Holders, the Registrable Securities held by them and the distribution proposed by such Holder or Holders as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Section 1.

                  (k) Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of the Restricted Securities to the public without registration, after such time as a public market exists for the Common Stock of the Company, the Company agrees to use its best efforts to:

                      (i) Make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times during which the Company is subject to the reporting requirements of the Securities Act or the Exchange Act;

                      (ii) File with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

                      (iii) So long as a Holder owns any Restricted Secur-ities, to furnish to the Holder forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of said Rule 144, and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company and other information in the posses-


sion of or reasonably obtainable by the Company as the Holder may reasonably request in availing itself of any rule or regulation of the Commission allowing the Holder to sell any such securities without registration.

                  (l) Transfer of Registration Rights. The rights to cause the Company to register securities granted Holders under Sections 1.5 and 1.6 may be assigned to a transferee or assignee reasonably acceptable to the Company (which consent shall not be unreasonably withheld) in connection with any transfer or assignment of Registrable Securities by a Holder, provided that (i) such transfer may otherwise be effected in accordance with applicable securities laws, and (ii) such assignee or transferee acquires at least 50,000 shares of Registrable Securities (adjusted for stock splits, stock dividends, stock recombinations and the like after the date of this Agreement). Notwithstanding the above, the rights to cause the Company to register securities may be assigned to any partner, shareholder, equity holder or officer of a Holder without compliance with item (ii) above, provided written notice thereof is promptly given to the Company.

                  (m) Standoff Agreement. In connection with any public offering of the Company's securities, the Holder agrees, upon request of the Company or the underwriters managing any underwritten offering of the Company's securities, not to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any Registrable Securities (other than those included in the registration) without the prior written consent of the Company or such underwriters, as the case may be, for such period of time (not to exceed one hundred eighty (180) days) from the effective date of such registration as may be requested by the underwriters; provided that the officers and directors of the Company who own stock of the Company also agree to such restrictions.

                  (n) Termination of Registration Rights. The registration rights granted pursuant to Section 1 shall terminate as to each Holder at such time as a public market for the Company's Common Stock exists and all Registrable Securities held by such Holder may, in the opinion of counsel to the Company (which opinion shall be addressed and rendered to Holder), be sold within a given three month period pursuant to Rule 144 or any other applicable exemption that allows for resale free of registration.

                  (o)      [Intentionally Deleted. ]

                  (p) Standstill Agreement. No Common Purchaser shall acquire, directly or indirectly, or cause or permit any affiliate of such Common Pur-chaser to acquire, directly or indirectly (through market purchases or other-wise), record or beneficial ownership of any Voting Securities of the Company representing, which taken together with all securities owned by such persons or entities, in excess of a percentage greater than twenty-five percent (25%) of the Total Voting Power of the Company without the prior written consent of the Company's Board of Directors.

         2.  Miscellaneous

             (a) Governing Law. This Agreement shall be governed in all respects by the internal laws of the State of California.

             (b) Survival. The covenants and agreements made herein shall survive any investigation made by the Common Purchasers and the closing of the transactions contemplated hereby.

             (c) Successors and Assigns. Except as otherwise provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

            (d) Entire Agreement; Amendment. This Agreement, the Common Stock Agreement and the other documents delivered pursuant hereto on the Closing Date constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof, and no party shall be liable or bound to any other party in any manner by any warranties, representa-tions or covenants except as specifically set forth herein or therein. Except as expressly provided herein, neither this Agreement nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and the holders of a majority of the Registrable Securities.

            (e) Notices, etc. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by registered or certified mail, postage prepaid, or otherwise delivered by hand or by messenger, addressed (a) if to a Common Purchaser, at such Common Purchaser's address, as shown on the stock records of the Company, or at such other add-ress as such Common Purchaser shall have furnished to the Company in writing, or (b) if to any other holder of the Common Stock, at such address as such holder shall have furnished the Company in writing, or, until any such holder so furnishes an address to the Company, then to and at the address of the last holder of such Common Stock who has so furnished an address to the Com-pany, or (c) if to the Company, one copy should be sent to its address set forth on the cover page of this Agreement and addressed to the attention of the President and Chief Executive Officer, or at such other address as the Com-pany shall have furnished to the Common Purchasers.

             Each such notice or other communication shall for all purposes of this Agreement be treated as effective or having been given when delivered if delivered personally, or, if sent by mail, at the earlier of its receipt or 72 hours after the same has been deposited in a regularly maintained receptacle for the deposit of the United States mail, addressed and mailed as aforesaid.

            (f) Delays or Omissions. Except as expressly provided herein, no delay or omission to exercise any right, power or remedy accruing to any party to this Agreement upon any breach or default of any other party under this Agreement, shall impair any such right, power or remedy of such nondefaulting party nor shall it be construed to be a waiver of any such breach or default, or an acquiescence therein, or of or in any similar breach or default thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any holder of any provisions or conditions of this Agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise afforded to any party to this Agreement, shall be cumulative and not alternative.

           (g) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be enforceable against the parties actually executing such counterparts, and all of which together shall constitute one instrument.

           (h) Severability. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

           (i) Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not considered in construing or interpreting this Agreement.

           (j) Attorney's Fees. In any action brought or maintained by either party asserting a cause of action arising under or relating in any way to this Agreement, the prevailing party shall be entitled to recover its reasonable costs and attorney's fees.

         The foregoing agreement is hereby executed as of the date first above written.

                                 EUPHONIX, INC.


                                 /s/ Barry L. Margerum
                                 _____________________
                                 By:      Barry L. Margerum
                                 Title:   Chief Executive Officer and President

                                 COMMON PURCHASERS:



                                /s/ Dieter Meier
                                ________________
                                Dieter Meier


                                /s/ Stephen D. Jackson
                                ______________________
                                Stephen D. Jackson