Form 10-Q
period 1999-03-31
EUPHONIX INC \CA\
filed 1999-05-17
CIK 948640

==================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                              QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                           Yes         X                      No _________



The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 7,956,521 ($.001 par value).

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                       Page
PART I.  FINANCIAL INFORMATION                                         ----

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations for the
          three months ended March 31, 1999 and 1998.....................3

         Condensed Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998...........................4

         Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999 and 1998.............5

         Notes to Condensed Consolidated Financial Statements ...........6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................8


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...............................14

Signatures..............................................................15

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                                 Euphonix, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)




                                                    Three Months Ended
                                                         March 31,
                                                1999                1998
                                          ------------------  -----------------
Net revenues..............................   $  2,159,447       $  4,280,167
Cost of sales.............................      1,762,000          2,118,852
                                          ------------------  -----------------
Gross profit..............................        397,447          2,161,315
Operating expenses:
  Research & development..................      1,225,264            881,758
  Sales & marketing.......................      1,228,730          1,215,927
  General & administrative................        539,545            679,937
                                          ------------------  -----------------
Total operating expenses..................      2,993,539          2,777,622
                                          ------------------  -----------------

Operating loss............................     (2,596,092)          (616,307)
Other income..............................         12,484             19,776
                                          ------------------  -----------------
Loss before income taxes..................     (2,583,608)          (596,531)
Tax (benefit)/provision...................           ----               ----
                                          ------------------  -----------------
Net loss..................................   $ (2,583,608)      $   (596,531)
                                          ==================  =================

Net loss per share:
 Basic and diluted........................   $      (0.34)      $      (0.10)
                                          ==================  =================

Number of shares used in computing per share amounts:
 Basic and diluted........................      7,589,063          5,716,935
                                          ==================  =================



                              See accompanying notes.

                                 Euphonix, Inc.
                      Condensed Consolidated Balance Sheets

                                           March 31,             December 31,
                                             1999                   1998
                                    --------------------    --------------------
                                         (unaudited)               (Note)
                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents........    $   1,108,313           $   1,637,332
 Short-term investments...........           12,619                 601,146
 Accounts receivable, net.........        1,388,585               1,543,335
 Inventories......................        6,525,771               5,558,637
 Income tax receivable............             ----                    ----
 Prepaid expenses and other current
  assets..........................          330,448                 237,512
                                    --------------------    --------------------
Total current assets..............        9,365,736               9,577,962
Property and equipment, net.......        1,588,649               1,360,186
Deposits and other assets.........          291,506                 292,716
                                    --------------------    --------------------
Total assets......................    $  11,245,891           $  11,230,864

                                    ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.................    $   3,141,966           $   1,636,357
 Accrued payroll and related
  liabilities, including deferred
   salary.........................          474,538                 548,926
 Accrued warranty.................          448,713                 439,397
 Accrued commissions..............           41,006                 126,094
 Sales tax payable................           26,729                 187,687
 Deferred revenues................          220,391                 185,344
 Other accrued liabilities........          422,732                 401,118
 Customer deposits................          162,941                  97,914
 Short term portion capital leases           20,930                  29,692
                                    --------------------    --------------------
Total current liabilities........         4,959,946               3,652,529

Long term portion capital leases.             2,282                   2,282
Deferred rent....................               703                   1,055
Deferred income taxes............           200,000                 200,000
SHAREHOLDERS' EQUITY:
 Preferred stock.................              ----                    ----
 Common stock....................             7,957                   6,636
 Additional paid-in capital......        16,975,164              15,672,808

 Accumulated Other Comprehensive
  Income/(Loss)..................            40,368                  74,975
 Accumulated deficit.............       (10,913,529)             (8,329,921)
 Deferred compensation...........           (27,000)                (49,500)
                                    --------------------    --------------------
Total shareholders'equity........         6,082,960               7,374,998

                                    --------------------    --------------------
Total liabilities and shareholders'
 equity..........................     $  11,245,891           $  11,230,864

                                    ====================    ====================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                              See accompanying notes.

                                 Euphonix, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                   Three Months Ended
                                                       March 31,
                                                1999                1998
                                          ----------------    ----------------
Operating activities
Net loss................................   $ (2,583,608)       $  (596,531)
Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation and amortization..........        139,610            144,835
 Deferred compensation amortization.....         22,500             22,500
 Changes in operating assets and liabilities:
  Prepaid expenses, other current assets
   and other assets.....................       (127,543)           141,596
  Accounts receivable...................        154,750         (1,297,583)
  Inventories...........................       (967,134)          (320,758)
  Income tax receivable.................           ----              6,427
  Accounts payable, accrued liabilities,
   and deferred rent....................      1,250,799            488,852
  Customer deposits.....................         65,027             95,365
                                          -----------------   ----------------
Total adjustments.......................        538,009           (718,766)
                                          -----------------   ----------------
Net cash used in operating activities...     (2,045,599)        (1,315,297)
Investing activities
Proceeds from sales of available-for-sale
 securities.............................        588,527          1,676,312
Purchases of available-for-sale securities         ----         (1,044,889)
Purchase of property and equipment......       (366,863)          (246,853)
                                          -----------------   ----------------
Net cash provided by (used in)investing
 activities.............................        221,664            384,570
Financing activities
Principal payments under capital lease
 obligations............................         (8,761)           (14,574)
Proceeds from sale of common stock......      1,303,677          1,949,998
                                          -----------------   ----------------
Net cash provided by (used in) financing      1,294,916          1,935,424
                                          -----------------   ----------------
Net increase (decrease) in cash and cash
 equivalents............................       (529,019)         1,004,697
Cash and cash equivalents at beginning of
 period.................................      1,637,332          1,880,093
                                          -----------------   ----------------
Cash and cash equivalents at end of
 period.................................   $ 1,108,313         $ 2,884,790
                                          =================   ================

Supplemental schedules of noncash investing and financing activities

 Translation adjustment gain/(loss)        $   (34,607)        $      ----


                          See accompanying notes.

                                 EUPHONIX, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

         For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1998.

2.       Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.       Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                                                March 31,          December 31,
                                                  1999                1998
                                            ----------------    ----------------


         Raw materials.....................   $  2,296,299        $  2,112,349
         Work-in-process...................      1,818,545           1,390,931
         Finished goods....................      2,410,928           2,055,357
                                            -----------------   ----------------
                                              $  6,525,771        $  5,558,637
                                            =================   ================

4. Total comprehensive loss for the three month periods ended March 31, 1999 and 1998 was $2,618,215 and $603,392, respectively.

                                  EUPHONIX, INC.
           Notes to Condensed Consolidated Financial Statements - Continued



5.       Impact of Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standard Boards issued State-ment of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations, financial position or cash flows.

         The American Institute of Certified Public Accountants issued State-ment of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years begin-ning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations, financial position or cash flow.


6.       Common Stock

         In January 1999, the Company received proceeds of $1,303,676 from existing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share, 90% of the average closing bid price per share on the NASDAQ, for the ten days immediately preceding January 26, 1999. The authorized capital stock of the Company as of the date of this agreement is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001. As of March 31, 1999, there were 7,956,521 shares of common stock issued and outstanding, and there were no issued and outstanding shares of preferred stock.


7.       Subsequent Event

         In April 1999, the Company executed a secured promissory note with existing investors under which the Company may draw up to $2 million through July 31, 1999. The note is convertible into common stock of the Company under certain circumstances and is secured by the assets of the Company.

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

Results of Operations

         Net Revenues. Net revenues decreased to $2.2 million in the first quarter of 1999 down from $4.3 million in the first quarter of 1998, representing a decrease of 49.5% in 1999 from 1998. The Company's decrease in net revenues for the first quarter of 1999 as compared to 1998, resulted primarily from reduced sales in the United States and the Pacific Rim.

         Domestic sales of the Company's products for the first quarter of 1999 and 1998 were $1.1 million and $2.4 million, respectively, comprising approximately 49.8% and 56.7% of the Company's net revenues for the first quarter of 1999 and 1998, respectively. Export sales were $1.1 million and $1.9 million comprising approximately 50.2% and 43.3% of the Company's revenues for the first quarter of 1999 and 1998, respectively. Export sales as a percent of net revenues decreased in the first three months of 1999 due to reduced sales in the Pacific Rim, Canada and South America, as compared to the first three months of 1998.

         The Company anticipates that continuing in the second quarter of 1999, a significant portion of its revenues will come from its new R-1 multitrack recorder which was announced in the second quarter of 1998, and began shipping in the first quarter of 1999.

         Gross Margin. The Company's gross margin decreased to 18.4% in the first quarter of 1999 down from 50.5% in the first quarter of 1998, representing a decrease of 81.6% in the first quarter of 1999 as compared to the first quarter of 1998. The decrease in the first three months of 1999 from the first three months of 1998 was primarily due to unfavorable absorption variances which were caused by a significant decrease in sales volume during the quarter, the Company selling a new product, R-1, in the first quarter which had lower margins, selling off older/used inventory at lower margins, and to manufacturing overhead investments associated with the new R-1 Recorder and other product development activities.

         Research and Development Expenses. Research and development expenses increased to $1.2 million in the first quarter of 1999, up from $881,800 in the first quarter of 1998, representing an increase of 39% in the first quarter of 1999 as compared to the first quarter of 1998. Research and development expenses as a percentage of net revenues increased to 56.7% in the first quarter of 1999, up from 20.6% in the first quarter of 1998. The increase in reasearch and development expenses in the first quarter of 1999 from the first quarter of 1998 resulted primarily from new product development costs primarily related to next generation products, and additional personnel. The Company expects research and development costs next quarter to continue to increase as it develops its next generation products.

         Sales and Marketing Expenses. Sales and marketing expenses were $1.2 million in the first quarter of 1999 and 1998. Sales and marketing expenses increased as a percentage of net revenues to 56.9% in the first quarter of 1999 from 28.4% in the first quarter of 1998 due to lower sales.

General and Administrative Expenses. General and administrative expenses decreased to $539,500 in the first quarter of 1999 from $680,000 in the first quarter of 1998, representing a decrease of 20.6%. General and administrative expenses as a percent of net revenues increased to 25% in the first quarter of 1999 from 15.9% in the first quarter of 1998, primarily due to lower sales. The decrease in general and administrative expenses in absolute dollars is primarily due to a decrease in insurance expense, rent expense due to a sublease of a portion of the Palo Alto facility, lower bad debt expense due to lower receiv-able balances as compared to the first quarter of 1998, and the reclassification of Euphonix Japan's expenses from general and administrative expense to sales and marketing expense.

         Provision / (benefit) for Income Taxes. For the first quarter of 1999 and 1998, the Company did not recognize the tax benefit of its operating losses. Management believes the resulting deferred tax assets are not realizable on a more likely than not basis. The Company's effective tax rate was 0% in the first quarter of 1999 and 1998, and differs from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995. In March 1998, the Company received proceeds of $1,950,000 from existing investors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was executed. In January 1999, the Company received proceeds of $1,303,676 from existing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share. In April 1999, the Company executed a secured promissory note with exist-ing investors under which the Company may draw up to $2 million through July 31, 1999. The note is convertible into common stock of the Company under certain circumstances and is secured by the assets of the Company. For the first quarter ended March 31, 1999, cash, cash equivalents and short-term investments decreased by $529,000 to approximately $1.1 million. Also, during this period, working capital decreased by $1.5 million to approximately $4.4 million.

         The Company's operating activities used cash of approximately $2.0 million and $1.3 million for the three months ended March 31, 1999 and 1998, respectively. Cash used in operating activities for 1999 was comprised primarily of net loss and an increase in inventories, prepaid expenses and other current assets and other assets, offset partially by an increase in accounts payable and other accrued liabilities, depreciation, and customer deposits and a decrease in accounts receivable. Cash used in operating activities for 1998 was comprised primarily of net loss, an increase in accounts receivable and inventories, offset partially by an increase in accounts payable and other accrued liabili-ties, depreciation and amortization, prepaid expenses, other current assets and other assets, and customer deposits. The Company's investing activities of $222,000 and $385,000 for the three months ended March 31, 1999 and 1998, respectively, provided cash from the proceeds from sales of available-for-sale securities, offset by the purchase of property and equipment.

        The Company's financing activities provided $1.3 million in cash from the sale of common stock to existing investors during the first three months ended March 31, 1999. For the first three months ended March 31, 1998 proceeds from the sale of common stock provided $1,949,998.

         As of March 31, 1999, the Company's sources of liquidity included cash, cash equivalents and short-term investments totaling approximately $1.1 million. Management believes that cash and short term investments of $1.1 million combined with the equity financing received in January 1999, and the additional $2.0 million of convertible debt financing from existing investors and others received in the second quarter ended June 30, 1999, and a possible reduction in operating expenses during the second half of 1999 will be sufficient to support its operations through at least December 1999. In addition, the Company may need to delay or significantly reduce other operating expenditures, which would have a material adverse effect on its business, results of operations and business prospects.

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

      Based on recent assessments, the Company determined that it would not be required to upgrade, modify, and/or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that the Year 2000 issue is resolved without modifications or replacements of existing software and certain hardware.

      The Company's plan in resolving the Year 2000 issue involved the following four phases: inventory, assessment, remediation, and testing/implementation. Both information technology ("IT") and non-information technology technology ("Non-IT") systems were addressed. The Company has completed its assessment of IT and Non-IT systems that could have been significantly affected by the Year 2000. The completed assessment indicated that all of the Company's significant IT systems would not be affected, particularly the order entry, general ledger, billing, and inventory systems. The assessment also indicated that Non-IT sys-tems would not be affected.

      Based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Based on the results of product review and testing completed, the Company believes its programming software for its audio consoles and R-1 Multi-track Recorders to be compliant as defined by the British Standards Institute DISC PC-2000-1 definition. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

      The Company has queried all of its significant suppliers and subcontractors systems with the Company ("suppliers"). To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. However, many significant suppliers have been second sourced and the Company is currently taking steps to assess whether these suppliers are currently taking steps to address any Year 2000 issues they may have.

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

      The Company has expended and will continue to expend substantial funds to launch its new product developments in the second half of fiscal 1999. The Company's ability to fund operations through December 31, 1999 is dependent upon achievement of its operating plan and attainment of additional financing. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, when needed, would be likely to curtail the Company's sales and marketing and product development efforts and would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing shareholders could be substantially diluted.

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

      To date, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any market segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development (including development on a timely basis of digital products, of which there can be no assurance) and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support. See "Business--Competition".

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

      The Company acquired Spectral in February 1996. Sale of Spectral products for 1998, 1997 and 1996 were significantly below plan and below 1995 sales levels. Spectral's pre-tax operating loss for 1998 decreased from 1997 and 1996 due primarily to transferring the general and administrative, and sales functions to Palo Alto. In 1996, Spectral engineering, marketing and sales activities were integrated into the respective Euphonix organizations. In 1997, the Company further integrated Spectral activities by the transfer of their manufacturing to Euphonix headquarters in Palo Alto, California. In 1998, the Company sold Spectral's technology to Telos, Inc.

      As a result of these and other factors, the Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Further, it is likely that in some future period the Company's net revenues or operating results will be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Factors Affecting Future Operating Results."

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



Euphonix, Inc.






Date:    May 15, 1999                         By: /s/ BARRY L. MARGERUM
                                              -------------------------
                                              Barry L. Margerum, Chief Executive
                                              Officer, President