Form 10-Q
period 1999-06-30
EUPHONIX INC \CA\
filed 1999-08-11
CIK 948640

==================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                Yes ____X_____               No _________



The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 7,956,595 ($.001 par value).

                              EUPHONIX, INC.

                                FORM 10-Q
                            TABLE OF CONTENTS

                                                                        Page
PART I.  FINANCIAL INFORMATION                                          ----

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 1999 and 1998.................3

         Condensed Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998...............................4

         Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1999 and 1998...................5

         Notes to Condensed Consolidated Financial Statements
          as of and for the six months ended June 30, 1999..................6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................8


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders...............14

ITEM 6.  Exhibits and Reports on Form 8-K..................................14

Signatures.................................................................15

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

                                 Euphonix, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)




                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                               1999         1998         1999          1998
                           -----------  -----------   -----------   -----------

Net revenues.............. $ 2,861,097  $ 3,441,106   $ 5,020,544   $ 7,721,273

Cost of sales.............   1,827,595    2,244,219     3,589,595     4,363,071
                           -----------  -----------   -----------   -----------
Gross profit..............   1,033,502    1,196,887     1,430,949     3,358,202
Operating expenses:
  Research & development..   1,142,793    1,263,138     2,368,057     2,144,896
  Sales & marketing.......   1,437,437    1,338,524     2,666,167     2,554,451
  General & administrative     121,342      612,446       660,887     1,292,383
                           -----------  -----------   -----------   ------------
 Total operating expenses.   2,701,572    3,214,108     5,695,111     5,991,730
                           -----------  -----------   -----------   ------------
Operating loss............  (1,668,070)  (2,017,221)   (4,264,162)   (2,633,528)
Other income / (expense)       (26,708)      22,203       (14,224)       41,979
                           -----------  -----------   -----------   ------------
Loss before income taxes..  (1,694,778)  (1,995,018)   (4,278,386)   (2,591,549)
Tax provision.............       ----         ----          ----          ----
                           -----------  -----------   -----------   ------------
Net loss.................. $(1,694,778) $(1,995,018)  $(4,278,386)  $(2,591,549)
                           ===========  ===========   ===========   ===========
Net loss per share:
  Basic and diluted....... $     (0.21) $     (0.30)  $     (0.55)  $     (0.42)
                           ===========  ===========   ===========   ===========
Number of shares used in
 computing per share amounts :
  Basic and diluted.......   7,956,508    6,630,555     7,772,786     6,173,745
                           ===========  ===========   ===========   ===========





            See notes to condensed consolidated financial statements



                                 Euphonix, Inc.
                      Condensed Consolidated Balance Sheets

                                         June 30,              December 31,
                                           1999                   1998
                                   --------------------    --------------------
                                       (unaudited)               (Note)

                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........  $    552,094            $  1,637,332
  Short-term investments............           ---                 601,146
  Accounts receivable, net..........     1,462,588               1,543,335
  Inventories.......................     6,273,482               5,558,637
  Prepaid expenses and other current
   assets...........................       395,586                 237,512
                                      -------------           -------------
Total current assets................     8,683,750               9,577,962
Property and equipment, net.........     1,650,560               1,360,186
Deposits and other assets...........       300,262                 292,716
                                      -------------           -------------
Total assets........................  $ 10,634,572            $ 11,230,864
                                      =============           =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................  $  1,841,438            $  1,636,357
  Accrued payroll and related liabili-
   ties.............................       515,383                 548,926
  Accrued warranty..................       439,240                 439,397
  Accrued commissions...............        63,178                 126,094
  Sales tax payable.................        52,235                 187,687
  Deferred revenues.................         ---                   185,344
  Other accrued liabilities.........       469,655                 401,118
  Customer deposits.................       580,517                  97,914
  Short term portion capital leases.        12,679                  29,691
                                      -------------           -------------
Total current liabilities...........     3,974,325               3,652,529
Long term portion capital leases....         2,282                   2,282
Convertible note....................     2,023,831                   ----
Deferred rent.......................           174                   1,055
Deferred income taxes...............       200,000                 200,000
SHAREHOLDERS' EQUITY:
 Preferred stock....................          ----                    ----
 Common stock.......................         7,957                   6,636
 Additional paid-incapital..........    16,975,313              15,672,808
 Accumulated other comprehensive income     63,497                  74,975
 Accumulated deficit................   (12,608,307)             (8,329,921)
 Deferred compensation..............        (4,500)                (49,500)
                                      -------------           -------------
Total shareholders'equity...........     4,433,960               7,374,998
                                      -------------           -------------
Total liabilities and shareholders'
 equity.............................  $ 10,634,572            $ 11,230,864
                                      =============           =============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.
           See notes to condensed consolidated financial statements




                                 Euphonix, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                          1999           1998
                                                     -------------  ------------
Operating activities
Net loss.............................................$ (4,278,386)  $(2,591,549)
Adjustments to reconcile net income to net cash used
 in operating activities:
  Depreciation and amortization......................     293,369       240,405
  Deferred compensation amortization.................      45,000        45,000
  Changes in operating assets and liabilities:
   Prepaid expenses, other current assets and other
    assets...........................................    (177,098)       50,618
   Accounts receivable...............................      80,747        14,666
   Inventories.......................................    (714,845)     (414,110)
   Accounts payable, accrued liabilities, and deferred
    rent.............................................    (120,845)      484,154
   Customer deposits.................................     482,603       379,484
                                                     -------------  ------------
Total adjustments....................................    (111,069)      800,217
                                                     -------------  ------------
Net cash used in operating activities................  (4,389,455)   (1,791,332)
Investing activities
Proceeds from sales of short-term investment
maturities...........................................     601,146     1,669,947
Purchases of short-term investments..................        ---     (1,044,889)
Purchase of property and equipment...................    (583,743)     (637,125)
                                                     -------------  ------------
Net cash provided by (used for) investing activities.      17,403       (12,067)
Financing activities
Principal payments under capital lease obligations...     (17,012)      (27,271)
Proceeds from issuance of convertible note...........   2,000,000          ---
Proceeds from sale of common stock...................   1,303,826     1,950,167
                                                     -------------  ------------
Net cash provided by (used in) financing activities..   3,286,814     1,922,896
                                                     -------------  ------------
Net increase (decrease) in cash and cash equivalents.  (1,085,238)      119,497
Cash and cash equivalents at beginning of period.....   1,637,332     1,880,093
                                                     -------------  ------------
Cash and cash equivalents at end of period...........$    552,094   $ 1,999,590
                                                     =============  ============


            See notes to condensed consolidated financial statements

                                EUPHONIX, INC.
              Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

         For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1998.

2.       Use of Estimates

         The preparation of the financial statements in conformity with general-ly accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                                                     June 30,     December 31,
                                                       1999          1998
                                                   ------------  ------------


            Raw materials......................... $  2,635,027  $  2,112,349

            Work-in-process.......................    1,457,746     1,390,931

            Finished goods........................    2,180,709     2,055,357
                                                   ------------  ------------
                                                   $  6,273,482  $  5,558,637
                                                   ============  ============


4. Total comprehensive loss for the three and six month periods ended June 30, 1999 and 1998, respectively, was $1,671,649, $2,021,879, $4,289,864, and $2,597,312.

                                 EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements - Continued


5.       Impact of Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standard Boards issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations, financial position or cash flows.

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

6.       Common Stock

         In January 1999,the Company received proceeds of $1,303,676 from exist-ing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share, 90% of the average closing bid price per share on the NASDAQ, for the ten days immediately preceding January 26, 1999. The authorized capital stock of the Company as of the date of this agreement is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001. As of June 30, 1999, there were 7,956,595 shares of common stock issued and outstanding, and there were no issued and outstanding shares of preferred stock.

7.       Long Term Debt

         In April 1999, the Company executed a secured promissory note with existing investors under which the Company may draw up to $2 million through July 31, 1999. During the quarter ended June 30, 1999, the Company received the entire $2 million under the agreement. The note is convertible into as many shares of common stock as the outstanding principle and accrued interest balance at the date of conversion yield when divided by the price per share of $1.03, at the time of conversion into common stock. The note is due in April 2001, and bears interest at 7.75%. The interest is payable upon maturity of the note and is convertible into com-mon stock. At June 30, 1999, accrued interest payable was $23,831, which is included in the convertible notes line of the accompanying condensed consol-idated balance sheet.

8.      Subsequent Event

        In July 1999, the Company executed a secured promissory note with a group of investors led by an existing investor under which the Company may draw up to $2.1 million through October 31, 1999. The note is convertible into common stock of the Company under certain circumstances and is secured by the assets of the Company.

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

Results of Operations

         Net Revenues. Net revenues decreased to $2.9 million in the second quarter of 1999 down from $3.4 million in the second quarter of 1998, representing a decrease of 17% in 1999 from 1998. Net revenues decreased to $5.0 million in the first six months of 1999 down from $7.7 million in the first six months of 1998, representing a decrease of 35% in 1999 from 1998. The Company's decrease in net revenues in the second quarter and six months of 1999 as compared to the second quarter and six months of 1998 resulted primarily from reduced sales in Asia Pacific and South America, and to a lesser extent, declining domestic sales. The Company shipped its first digital console for beta testing in the second quarter of 1999 and received over $1.8 million in orders, with substantial deposits, for shipments in the third quarter for this new, unannounced digital console.

         Domestic sales of the Company's products for the second quarter of 1999 and 1998 were $2.3 million, comprising approximately 78.8% and 67.5% of the Company's net revenues for the second quarter of 1999 and 1998, respectively. Domestic sales of the Company's products for the six months of 1999 and 1998 were $3.3 million and $4.7 million, comprising approximately 66.3% and 61.5% of the Company's net revenues for the first six months of 1999 and 1998, respectively.

        Gross Margin. The Company's gross margin increased from 34.8% in the second quarter of 1998 to 36.1% in the second quarter of 1999. In absolute dollars, the gross margin decreased from $1.2 million in the second quarter of 1998 to $1.0 million in the second quarter of 1999 as a result of lower sales. For the first half of 1999, gross margin was $1.4 million, or 28.5% of net revenues, compared with $3.4 million, or 43.5% of net revenues, for the first half of 1998 as a result of lower sales. The decrease in margins for the first six months in 1999 is associated with start-up costs related to the R-1 recorder which began shipping in the first quarter of 1999, and the new digital console.

        Research and Development Expenses. Research and development expenses decreased to $1.1 million in the second quarter of 1999, down from $1.3 million in the second quarter of 1998, representing a decrease of 9.5%. For the first six months in 1999, research and development expenses of $2.4 million increased 10.4% from $2.1 million in 1998. Research and development expenses constituted 39.9%, 36.7%, 47.2%, and 27.8% of net revenues in the second quarter of 1999 and 1998 and the first six months of 1999 and 1998, respectively. The decreases in absolute spending in the second quarter of 1999 from the same quarter a year ago resulted from completion of the new R-1 Multitrack Recorder which was under development in 1998 and began shipment in the first quarter of 1999 and the new digital console. The slippage of research and development spending from the first quarter of 1998 into the second quarter of 1998 also contributed to the decreases in absolute spending when comparing the second quarter of 1999 with the same quarter of 1998. The increases in the first half of 1999 from the first half of 1998 were primarily due to increased employee costs and other professional fees.

       Sales and Marketing Expenses. Sales and marketing expenses increased to $1.4 million in the second quarter of 1999, from $1.3 million in the second quarter of 1998 representing an increase of 7.4%. For the first six months of fiscal 1999, sales and marketing expenses of $2.7 million increased 4.4% from $2.6 million in 1998. Sales and marketing expenses constituted 50.2%, 38.9%, 53.1%, and 33.1% of net revenues in the second quarter of 1999 and 1998 and the first six months of 1999 and 1998, respectively. The increase in the second quarter and first six months of 1999 in absolute dollars and as a % of sales as compared with 1998 resulted primarily from increases in spending for the sales office in Japan, in advertising, trade shows, and product demonstrations to support new product introductions.

      General  and  Administrative   Expenses.   General  and  administrative
expenses decreased to $121,342 in the second quarter of 1999 from $612,446 in the second quarter of 1998, representing a decrease of 80.2%. For the first six months of 1999, general and administrative expenses of $660,887 decreased 48.9% from $1.3 million in the first six months of 1998. General and administrative expenses constituted 4.2%, 17.8%, 13.2%, and 16.7% of net revenues in the second quarter of fiscal 1999 and 1998 and the first six months of fiscal 1999 and 1998, respectively. The decrease in the second quarter and first six months of 1999 as compared with 1998 was mostly attributable to a decrease in the allowance for doubtful accounts reserve primarily due to collections of previously reserved account balances, a reduction in headcount, and the sublease of a portion of the premises located at corporate headquarters.

      Provision / (benefit) for Income Taxes. For the second quarter of 1999 and 1998, the Company did not recognize the tax benefit of its operating losses. Management believes the resulting deferred tax assets are not realizable on a more likely than not basis. The Company's effective tax rate was 0% in the second quarter and six month periods ended June 30, 1999 and 1998, and differs from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995. In March 1998, the Company received proceeds of $1,950,000 from existing investors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was executed. In January 1999, the Company received proceeds of $1,303,676 from existing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share. In April 1999, the Company executed a secured promissory note with existing investors under which the Company was authorized to draw up to $2 million through July 31, 1999. The note is convertible into common stock of the Company under certain circumstances and is secured by the assets of the Company. In July 1999, the Company executed a secured promissory note led by an existing investor under which the Company may draw up to $2.1 million through October 31, 1999. The note is convertible into common stock of the Company under certain circumstances and is secured by the assets of the Company. For the second quarter ended June 30, 1999, cash, cash equivalents and short-term investments decreased by $1.7 million to approximately $552,100. Also, during this period, working capital decreased by $1.2 million to approximately $4.7 million.

         The Company's operating activities used cash of approximately $4.4 million and $1.8 million for the six months ended June 30, 1999 and 1998, respectively. Cash used in operating activities for 1999 was comprised primarily of net loss and an increase in inventories, prepaid expenses and other current assets and other assets, a decrease in accounts payable and other accrued liabilities, offset partially by depreciation and amortization, and customer deposits. Cash used in operating activities for 1998 was comprised primarily of net loss, and an increase in inventory, offset partially by an increase in accounts payable, accrued liabilities and customer deposits. The Company's investing activities provided cash of $17,403 and used cash of $12,067 for the six months ended June 30, 1999 and 1998, respectively.

         The Company's financing activities provided $1.3 million in cash from the sale of common stock and $2 million in the form of a secured promissory note with existing investors during the first six months ended June 30, 1999. For the first six months ended June 30, 1998 proceeds from the sale of common stock provided $1,950,167.

         As of June 30, 1999, the Company's sources of liquidity included cash totaling approximately $552,100. Management believes that cash combined with the additional $2.1 million of convertible debt financing from existing investors and others received in the third quarter ended September 30, 1999, as well as the cost reduction activities already initiated, a possible reduction in operating expenses during the second half of 1999, and increased sales due to new products, will be sufficient to support its operations through at least Dec-ember 1999. In addition, the Company may need to delay or significantly reduce other operating expenditures, which would have a material adverse effect on its business, results of operations and business prospects.

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

      The Company's plan in resolving the Year 2000 issue involved the following four phases: inventory, assessment, remediation, and testing/implementation. Both information technology ("IT") and non-information technology technology ("Non-IT") systems were addressed. The Company has completed its assessment of IT and Non-IT systems that could have been significantly affected by the Year 2000. The completed assessment indicated that all of the Company's significant IT systems would not be affected, particularly the order entry, general ledger, billing, and inventory systems. The assessment also indicated that Non-IT systems would not be affected.

      Based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Based on the results of product review and testing completed, the Company believes its programming software for its audio consoles, R-1 Multi-track Recorders, and new digital consoles to be com-pliant as defined by the British Standards Institute DISC PC-2000-1 definition. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

         The  Company  has  queried  all  of  its   significant  suppliers  and
subcontractors systems with the Company ("suppliers"). To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. However many significant suppliers have been second sourced and the Company is currently taking steps to assess whether these suppliers are currently taking steps to address any Year 2000 issues they may have.

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

Factors Affecting Future Operating Results

      Historically, the Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its hardware platform. The Company believes that sales of this system, along with enhancements thereof, and the R-1 recorder and new digital console will continue to constitute a significant portion of the Company's reve-nues. It is expected for the foreseeable future that a greater portion of the Company's revenue will come from the new digital console. Accordingly, any fac-tor adversely affecting the Company's base system, whether technical, competi-tive or otherwise, could have a material adverse effect on the Company's busi-ness and results of operations.

      The Company has expended and will continue to expend substantial funds to launch its new product developments in the second half of fiscal 1999. The Company's ability to fund operations through December 31, 1999 is dependent upon achievement of its operating plan. If the Company did not attain its operating plan it would obtain additional financing or cut expenses. The Company believes that additional debt or equity financing will be available from existing inves-tors and others. However, there can be no assurance as to the terms and con-ditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, if needed, would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securi-ties, the Company's then existing shareholders could be substantially diluted.

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

     Historically, the Company's primary market success was in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted market segments. There can be no assurance that the Company will be able to compete favorably in any market segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development (including development on a timely basis of digital products, of which there can be no assurance) and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support. See "Business--Competition".

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

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders:

         The Company's Annual Meeting of Shareholders was held on June 25, 1999. The results of the voting were as follows:



         Proposal 1:       Election of the Board of Directors of the Company.

                  Nominee                   Votes For         Votes Withheld

                  Barry L. Margerum         5,984,485               94,569
                  Robert F. Kuhling, Jr.    5,991,607               87,447
                  Scott W. Silfvast         5,991,807               87,247


         Proposal 2:     Approval of the Company's 1999 Stock Plan.

                                    Votes For:         5,718,689
                                    Votes Against:       183,617
                                    Votes Abstaining:     19,200
                                    Broker Non-Vote:   2,232,176



         Proposal 3:     Approval of Conversions of the Secured Promissory Note.

                                    Votes For:         3,724,086
                                    Votes Against:       111,992
                                    Votes Abstaining:     10,800
                                    Broker Non-Vote:   2,232,176

         Proposal 4: Ratification of Ernst & Young LLP as the Company's
                     independent auditors for the fiscal year ending
                     December 31, 1999.

                                    Votes For:         5,988,184
                                    Votes Against:        84,170
                                    Votes Abstaining:      6,700


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



Euphonix, Inc.






Date:    August 5, 1999                  By: /s/ BARRY  L. MARGERUM
         --------------                      ----------------------
                                             Barry L. Margerum, Chief Executive
                                             Officer, President