Form 10-Q
period 1999-09-30
EUPHONIX INC \CA\
filed 1999-11-15
CIK 948640

==================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                Yes         X                      No
                    _______________                   _______________


The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 7,956,595 ($.001 par value).

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 1999 and 1998............3

          Condensed Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998...........................4

          Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1999 and 1998..............5

          Notes to Condensed Consolidated Financial Statements................6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................9


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K...................................15

Signature....................................................................16

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                                 Euphonix, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                              1999         1998          1999          1998
                       -------------- ------------- -------------  -------------
Nets revenues..........$   3,763,914  $  4,500,091  $  8,784,458   $ 12,221,364
Cost of sales..........    2,182,412     2,364,545     5,772,007     6,727,616
                       -------------- ------------- -------------  -------------
Gross profit...........    1,581,502     2,135,546     3,012,451     5,493,748

Operating expenses:
  Research & development   1,084,368     1,300,635     3,452,425     3,445,531
  Sales & marketing.....   1,421,909     1,318,774     4,088,076     3,873,225
  General & administrative   290,191       527,540       951,078     1,819,923
                       -------------- ------------- -------------  -------------
Total operating expenses   2,796,468     3,146,949     8,491,579     9,138,679
                       -------------- ------------- -------------  -------------
Operating loss..........  (1,214,966)   (1,011,403)   (5,479,128)   (3,644,931)
Other income / (expense)     (63,728)        3,538       (77,952)       45,517
                       -------------- ------------- -------------  -------------
Loss before income taxes  (1,278,694)   (1,007,865)   (5,557,080)   (3,599,414)

Tax provision ..........        ----          ----          ----          ----
                       -------------- ------------- -------------- -------------
Net loss...............$  (1,278,694) $ (1,007,865) $ (5,557,080)  $(3,599,414)
                       ============== ============= ============== =============
Net loss per share:
  Basic and diluted....$       (0.16) $      (0.15) $      (0.71)  $     (0.57)
                       ============== ============= ============== =============
Number of shares used in
computing per share amounts:
  Basic and diluted....    7,956,595     6,633,057     7,834,055     6,326,849
                       ============== ============= ============== =============





            See notes to condensed consolidated financial statements

                                 Euphonix, Inc.
                      Condensed Consolidated Balance Sheets

                                                  September 30,    December 31,
                                                      1999            1998
                                                 -------------- ---------------
                                                   (unaudited)       (Note)
                          ASSETS
CURRENT ASSETS:

Cash and cash equivalents.........................$    153,952     $ 1,637,332
 Short-term investments...........................       ----          601,146
 Accounts receivable, net.........................   1,723,041       1,543,335
 Inventories......................................   6,505,627       5,558,637
 Prepaid expenses and other current assets........     352,755         237,512
                                                 -------------- ---------------
Total current assets..............................   8,735,375       9,577,962
Property and equipment,
Property and equipment, net.......................   1,706,194       1,360,186

Deposits and other assets.........................     300,860         292,716
                                                 -------------- ---------------
Total assets .....................................$ 10,742,429    $ 11,230,864
                                                 ============== ===============

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................$  1,231,279    $  1,636,357
  Accrued payroll and related liabilities.........     525,035         548,926
  Accrued warranty................................     519,591         439,397
  Accrued commissions.............................      81,123         126,094
  Sales tax payable...............................       9,131         187,687
  Deferred revenues...............................       ----          185,344
  Other accrued liabilities.......................     493,799         401,118
  Customer deposits...............................     328,517          97,914
  Short term portion capital leases...............       4,713          29,691
                                                 --------------  --------------
Total current liabilities.........................   3,193,188       3,652,529

Long term portion capital leases..................       2,282           2,282
Convertible notes(includes accrued interest of
  $87,701)........................................   4,187,701           ----
Deferred rent.....................................       ----            1,055
Deferred income taxes.............................     200,000         200,000
SHAREHOLDERS' EQUITY:
 Preferred stock..................................       ----             ----
 Common stock.....................................       7,957           6,636
 Additional paid-in capital.......................  16,975,313      15,672,808
 Accumulated other comprehensive income...........      62,989          74,975
 Accumulated deficit.............................. (13,887,001)     (8,329,921)
 Deferred compensation............................       ----          (49,500)
                                                 --------------  --------------
Total shareholders' equity........................   3,159,258       7,374,998
                                                 --------------  --------------
Total liabilities and shareholders' equity.......$  10,742,429   $  11,230,864
                                                 ==============  ==============

 Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.
            See notes to condensed consolidated financial statements.

                                 Euphonix, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                           1999         1998
                                                     ------------- -------------
Operating activities
Net loss........................................     $ (5,557,080) $ (3,599,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization.................          478,532       348,209
  Deferred compensation amortization............           49,500        67,500
  Changes in operating assets and liabilities:
   Prepaid expenses, other current assets and
    other assets................................         (135,374)     (101,427)
   Accounts receivable..........................         (179,706)      612,864
   Inventories .................................         (946,990)     (274,838)
   Income tax receivable........................            ----        244,000

   Accounts payable, accrued liabilities, and
    deferred rent...............................         (578,319)      264,999
   Customer deposits............................          230,603       (46,579)
                                                     -------------- ------------
Total adjustments ..............................       (1,081,754)    1,114,728
                                                     -------------- ------------
Net cash used in operating activities...........       (6,638,834)   (2,484,686)
Investing activities
Proceeds from sales of short-term investments...          601,146     1,120,725
Purchases of property and equipment.............         (824,540)     (464,707)
                                                     -------------- ------------
Net cash provided by (used for) investing activities     (223,394)      656,018
Financing activities
Principal payments under capital lease obligations        (24,978)      (38,085)
Proceeds from issuance of convertible notes.....        4,100,000        ----
Proceeds from sale of common stock..............        1,303,826     1,950,911
                                                     -------------- ------------
Net cash provided by financing activities.......        5,378,848     1,912,826
                                                     -------------- ------------
Net increase (decrease) in cash and cash equivalents   (1,483,380)       84,158
Cash and cash equivalents at beginning of period.       1,637,332     1,880,093
                                                     -------------- ------------
Cash and cash equivalents at end of period.......    $    153,952   $ 1,964,251
                                                     ============== ============



            See notes to condensed consolidated financial statements

                                 EUPHONIX, INC.
               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

        For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1998.


2.      Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.      Inventories

Inventories are stated at the lower cost (first-in, first-out) or market (net realizable value). Inventories consist of the following:

                                               September 30,       December 31,
                                                   1999                1998
                                             ----------------   ----------------

               Raw materials...................$  2,581,705      $  2,112,349
               Work-in-process.................   1,997,339         1,390,931
               Finished goods..................   1,926,583         2,055,357
                                             ----------------   ----------------
                                               $  6,505,627      $  5,558,637
                                             ================   ================


4.     Comprehensive Loss

       Total comprehensive loss for the three and nine month periods ended Sep-tember 30, 1999 and 1998, respectively, was $1,279,202, $1,004,919, $5,569,066, and $3,602,230.

                                 EUPHONIX, INC.
           Notes to Condensed Consolidated Financial Statements - Continued


5.       Impact of Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued
Statement of  Financial   Accounting   Standards  No.  133, "Accounting  for
Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. Subsequently, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), which effectively delays the adop-tion of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations, financial position or cash flows.

         The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not impact the Company's results of operations, financial position or cash flow.

6.       Common Stock

         In January 1999, the Company received proceeds of $1,303,676 from new and existing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share, 90% of the average closing bid price per share on the NASDAQ, for the ten days immediately preceding January 26, 1999. The authorized capital stock of the Company as of the date of this agreement is 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, par value $0.001. As of September 30, 1999, there were 7,956,595 shares of common stock issued and outstanding, and there were no issued and outstanding shares of preferred stock.

7.       Long Term Debt

         In April 1999, the Company executed a secured promissory note with existing investors under which the Company may draw up to $2 million through July 31, 1999. During the quarter ended June 30, 1999, the Company received the entire $2 million under the agreement. The note is convertible into as many shares of common stock as the outstanding principle and accrued interest balance at the date of conversion yield when divided by the price per share of $1.03, at the time of conversion into common stock. The note is due in April 2001, and bears interest at 7.75%. The interest is payable upon maturity of the note and is convertible into common stock. At September 30, 1999, accrued
interest  payable was $62,406,  which is included  in  the  convertible   notes
line of the accompanying condensed consolidated  balance  sheet.

          In July 1999, the Company executed a secured promissory note with existing investors under which the Company may draw up to $2.1 million through October 31, 1999. During the quarter ended September 30, 1999, the Company received the entire $2.1 million under the agreement. The note is convertible into as many shares of common stock as the outstanding principle and accrued interest balance at the date of conversion yield when divided by the price per share of $0.75, at the time of conversion into commom stock. At September 30, 1999, accrued interest payable was $25,295, which is included in the convertible notes line of the accompanying condensed consolidated balance sheet.

                                 EUPHONIX, INC.
        Notes to Condensed Consolidated Financial Statements - Continued


8.       Subsequent Events

         In  October  1999,  the  Company   converted  the  April  1999  secured
promissory note of $2.0 million principal and $66,990 accrued interest into 1,981,014 shares of common stock of the Company at $1.03 per share.

         In November 1999, existing and new investors purchased $1.75 million of 1,581,706 shares of common stock of the Company at $1.1064 per share.

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

Results of Operations

         Net Revenues. Net revenues were $3.8 million for the third quarter of 1999, which was 16.4% below 1998 revenues of $4.5 million. Net revenues for the first nine months of 1999 were $8.8 million, which represents a 28.1% decrease from net revenues of $12.2 million for the first nine months of 1998. The
Company's decrease in net revenues for the third quarter and nine months of 1999, as compared to 1998 resulted primarily from reduced sales in Asia Pacific due to continued sluggishness in the PacRim market. The Company made a formal announcement at the Audio Engineeering Society (AES)Tradeshow of its new System 5 digital audio mixing console in the third quarter of 1999 and as a result, expects an increasing percentage of revenues to be derived from System 5 in the future.

         Domestic sales of the Company's products for the third quarter of 1999 and 1998 were $2.7 million and $1.6 million, respectively, comprising approximately 72.2% and 35.5% of the Company's net revenues. Domestic sales were $6.0 million and $6.3 million comprising approximately 68.8% and 51.9% of the Company's net revenues for the first nine months of 1999 and 1998, respectively. Export sales were $1.0 million and $2.9 million comprising approximately 27.8% and 64.5% of the Company's revenues for the third quarter of 1999 and 1998, respectively. Export sales were $2.7 million and $5.9 million comprising approximately 31.2% and 48.1% of the Company's revenues for the first nine months of 1999 and 1998, respectively. Export sales as a percent of net revenues and in absolute dollars decreased in the third quarter and first nine months of 1999 due to fewer sales in the Pacific Rim due to the continued sluggishness in the PacRim market, as compared to the third quarter and first nine months of 1998.

Gross Margin. The Company's gross margin decreased from 47.5% in the third quarter of 1998 to 42.0% in the third quarter of 1999. The Company's gross margin was $1.6 million in the third quarter of 1999 as compared to $2.1 million in the third quarter of 1998. The decrease is due to unfavorable overhead absorption because of lower sales volumes, and start-up costs associated with the introduction of System 5 consoles, which began shipping in volume during the third quarter of 1999. For the first nine months of 1999, gross margin was $3.0 million, or 34.3% of net revenues, compared with $5.5 million , or 45% of net revenues, for the first nine months of 1998. The decrease in the first nine months of 1999 from the first nine months of 1998 is associated with start-up costs related to the R-1 recorder which began shipping in the first quarter of 1999, and the new System 5 digital console which began shipping in the second quarter of 1999. It is also due to unfavorable overhead absorption caused by lower than anticipated sales volumes.

         Research and Development Expenses. Research and development expenses decreased to $1.1 million in the third quarter of 1999, down from $1.3 million in the third quarter of 1998, representing a decrease of 16.6% in 1999. For the first nine months of 1999, research and development expenses of $3.5 million increased 0.2% from $3.4 million in 1998. Research and development expenses constituted 28.8%, 28.9%, 39.3%, and 28.2% of net revenues in the third quarter of 1999 and 1998 and the first nine months of 1999 and 1998, respectively. The decrease in absolute spending in the third quarter of 1999 from the same quarter a year ago resulted from winding down of the new R-1 Multitrack Recorder and new System 5 digital console, both of which were under development in 1998 and began shipment in the first and second quarter of 1999 respectively. The increase in the first nine months of 1999 from the first nine months of 1998 is associated with consulting, test, demo equipment, and expense supplies related with the final release of the R-1 recorder and new System 5 digital console.

          Sales and Marketing Expenses. Sales and marketing expenses increased to $1.4 million in the third quarter of 1999, from $1.3 million in the third quarter of 1998, representing an increase of 7.8%. For the first nine months of 1999, sales and marketing expenses of $4.1 million increased 5.5% from $3.9 million in 1998. Sales and marketing expenses constituted 37.8%, 29.3%, 46.5%, and 31.7% of net revenues in the third quarter of 1999 and 1998 and the first nine months of 1999 and 1998, respectively. The increase in the third quarter and first nine months of 1999 as compared with 1998 resulted primarily from increases in spending for advertising, tradeshows, travel, other professional fees, and product demonstrations to support new product introductions.

         General and Administrative Expenses. General and administrative expenses decreased to $290,000 in the third quarter of 1999 from $528,000 in the third quarter of 1998, representing a decrease of 45%. For the first nine months of 1999, general and administrative expenses of $1.0 million decreased 47.7% from $1.8 million in the first nine months of 1998. General and administrative expenses constituted 7.7%, 11.7%, 10.8%, and 14.9% of net revenues in the third quarter of 1999 and 1998 and the first nine months of 1999 and 1998, respectively. The decrease in the third quarter and first nine months of 1999 as compared with 1998 was mostly attributable to a decrease in the allowance for doubtful accounts reserve primarily due to collections of previously reserved account balances. The remainder of the decreases are due to a reduction in headcount, the sublease of a portion of the premises located at corporate headquarters, and a reduction in insurance and other professional fees.

         Provision / (benefit) for Income Taxes. For the third quarter of 1999 and 1998, the Company did not recognize the tax benefit of its operating losses. Management believes the resulting deferred tax assets are not realizable on a more likely than not basis. The Company's effective tax rate was 0% in the third quarter and nine month periods ended September 30, 1999 and 1998, and differs from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


Liquidity and Capital Resources

         The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995. In March 1998, the Company received proceeds of $1,950,000 from existing investors in exchange for the issuance of 1,040,000 shares of $0.001 par value common stock at $1.875 per share, the closing price of the Company's common stock on the NASDAQ on the date the common stock purchase agreement was executed. In January 1999, the Company received proceeds of $1,303,676 from new and existing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share. In April 1999, the Company executed a secured promissory note with existing investors under which the Company was authorized to draw up to $2 million through July 31, 1999. In October 1999, the Company converted the April 1999, secured promissory note of $2.0 million principal and $66,990 accrued interest into $1,981,014 shares of stock of the Company at $1.03 per share.
In July 1999, the Company executed a secured promissory note led by an existing investor under which the Company was authorized to draw up to $2.1 million through October 31, 1999. The note is convertible into common stock of the Company under certain circumstances and is secured by the assets of the Company. In November 1999, the Company received proceeds of $1.75 million for 1,581,706 shares of common stock of the Company. For the nine months ended September 30, 1999, cash, cash equivalents and short-term investments decreased by $2.1 million to approximately $154,000. Also, during this period, working capital decreased by $383,000 to approximately $5.5 million.

          As of September 30, 1999, the Company's sources of liquidity included cash totaling approximately $153,952. Management believes that cash on hand combined with approximately $1.75 million of additional financing from existing investors and others received in the fourth quarter ended December 31, 1999, and a forecasted increase in sales due to the introduction of new products in 1999 will be sufficient to support its operations through the foreseeable future. If anticipated sales levels are not achieved, the Company may need to delay or significantly reduce other operating expenditures, which could have a material adverse effect on its business, results of operations and business prospects.

         The Company's operating activities used cash of approximately $6.6 million and $2.5 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in operating activities for 1999 was comprised primarily of net loss, an increase in accounts receivable, an increase in inventories, an increase in prepaid expenses, other current assets and other assets, and a decrease in accounts payable and other accrued liabilities, offset partially by an increase in customer deposits, deferred compensation, and depreciation and amortization. Cash used in operating activities for 1998 was comprised primarily of net loss, an increase in inventories, an increase in prepaid expenses, other current assets and other assets, a decrease in customer deposits, offset partially by an increase in accounts payable and other accrued liabilities, and a decrease in accounts receivable.

         The Company's investing activities used $223,000 of cash in the first nine months of 1999 and provided $656,000 in the same period in 1998. In 1998 the Company received $1.1 million in proceeds from the sales of short term investments as compared to $601,146 in proceeds received in 1999. In 1999 the Company purchased $824,540 of property and equipment as compared to $464,707 in 1998.

         The Company's financing activities provided $5.4 million in the first nine months of 1999 and $1.9 million in the first nine months of 1998. Proceeds from the sale of common stock provided $1.3 million in 1999 and $1.95 million in 1998. Proceeds from the issuance of convertible promissory notes provided $4.1 million in the first nine months of 1999.



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

      The Company's plan in resolving the Year 2000 issue involved the following four phases: inventory, assessment, remediation, and testing/implementation. Both information technology ("IT") and non-information technology ("Non-IT") systems were addressed. The Company has completed its assessment of IT and Non-IT systems that could have been significantly affected by the Year 2000. The completed assessment indicated that all of the Company's significant IT systems would not be affected, particularly the order entry, general ledger, billing, and inventory systems. The assessment also indicated that Non-IT systems would not be affected.

         Based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Based on the results of product review and testing completed, the Company believes its programming software for its audio consoles, R-1 Multi-track Recorders, and new System 5 digital con-sole to be compliant as defined by the British Standards Institute DISC
PC-2000-1 definition. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

        The Company currently has a contingency plan in place to deal with Year 2000 issues that may materially adversely affect its business processes.

Factors Affecting Future Operating Results

      Historically, the Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its hardware platform. The Company believes that sales of this system, along with enhancements thereof, and the R-1 recorder and new System 5 digital console will continue to constitute a significant portion of the Company's revenues. It is expected for the foreseeable future that a greater portion of the Company's revenue will come from the new System 5 digital console. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or otherwise, could have a material adverse effect on the Company's business and results of operations.

     The Company has expended and will continue to expend substantial funds to launch its new product developments in the fourth quarter of fiscal 1999. The Company's ability to fund operations through December 31, 1999 is dependent upon achievement of its operating plan. If the Company did not attain its operating plan it would obtain additional financing or cut expenses. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, if needed, would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing shareholders could be substantially diluted.

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

      In addition,as different electrical, radiation or other standards applicable to the Company's products are adopted in countries, including the United States, or groups of countries in which the Company sells its products, the failure of the Company to modify its products, if necessary, to comply with such standards would likely have an adverse effect on the Company's business and results of operations. See "Business--Sales and Distribution".

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



Euphonix, Inc.






Date:    November 11, 1999               By: /s/ BARRY MARGERUM
         ------------------                  ------------------
                                             Barry L. Margerum, Chief Executive
                                             Officer, President