Form 10-K
period 1999-12-31
EUPHONIX INC \CA\
filed 2000-03-30
CIK 948640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM __________TO___________
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

         Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

--------------------------------------------------------------------------------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
--------------------------------------------------------------------------------

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 15, 2000, as reported on the Nasdaq National Market, was approximately $16,721,374. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Registrant's Common Stock as of February 15, 2000 was 11,595,974.


                       DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------
         Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on June 30, 2000 are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS



                                                                           Page
PART 1

Item 1.    Business...........................................................3
Item 2.    Properties........................................................20
Item 3.    Legal Proceedings.................................................20
Item 4.    Submission of Matters to a Vote of Security Holders...............20

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters...........................................................21
Item 6.    Selected Financial Data...........................................22
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........29
Item 8.    Financial Statements and Supplementary Data.......................30
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................52

PART III

Item 10.   Directors and Executive Officers of the Registrant................53
Item 11.   Executive Compensation............................................53
Item 12.   Security Ownership of Certain Beneficial Owners and Management....53
Item 13.   Certain Relationships and Related Transactions....................53

PART IV

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K............54

SIGNATURES...................................................................57

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

Item 1.   Business.

      Euphonix develops, manufactures and supports networked digital audio systems for music, film & TV post-production, broadcast, sound reinforcement and multimedia applications. Its core products today consist of high performance digital audio consoles, digital-control analog audio consoles, disk-based multi-track recorders and audio format converters. The Company's products
are used to produce  audio  content for  entertainment industry   markets
including  music  and  CD's,  film  and  television   audio post-production,
television and radio broadcast, concert and theater sound reinforcement, multimedia and the Internet. The Company is an industry leader in providing software-driven functionality that serves to automate and streamline the audio production process, while providing high quality audio and extended functionality relative to the current audio industry standards. Euphonix high performance audio systems play a major role in the production of popular music, motion picture and television projects. Award winning artists, producers and composers such as Carter Burwell, Steve Miller, Kenny G. David Foster, George Duke, Teddy Riley and Glen Ballard have benefited from the power and versatility of the Company's series of mixing console in their studios. Many current feature films and television programs are scored and mixed on the Company's digital-control analog CS Series and the new System 5 high-performance digital audio console. The Company's business strategy is to supply digital solutions to meet the entertainment industry's needs as they convert from analog to digital production and distribution methods. Euphonix produces a variety of software, scalable hardware, and services for recording, editing, and mixing audio for high end professional use.

      During the past fiscal year, the Company introduced a number of new products. In April 1999, Euphonix launched a family of high-performance audio format converters at the National Association of Broadcasters (NAB) Trade Show in Las Vegas. These products were specifically designed to serve the demanding needs of Broadcast customers. In September 1999, Euphonix debuted the System 5, a 24-bit 96kHz all-digital recording and mixing system, and the 48-track 96kHz version of the R-1 Multitrack Recorder System at the Audio Engineering Society
(AES) Trade Show in New York. The System 5 and the R-1 are the professional audio industry's first products to offer a user-friendly transition from analog or 16-bit 48 kHz digital to 24-bit 96 kHz recording and mixing. The product received "Best in Show" awards at the New York AES, and Paris SATIS Trade Shows. The Company believes this innovative product will establish new benchmarks in price-performance, sound quality and ease of use. See "--Products."*

      The Company was incorporated in California on July 1988. The Company's principal executive offices are located at 220 Portage Avenue, Palo Alto, California 94306, and its telephone number is (650) 855-0400.

* This paragraph contains forward-looking statements reflecting current ex-pectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

Industry Overview

      Audio content for the entertainment industry is produced by professionals in four primary applications: music (CD's, DVD-Audio, tapes, music for film and television), post production (sound for film, video, DVD and television), broadcast (sound for broadcast television), and live sound reinforcement (sound for live concerts and theater). The market requiring audio production for computer-based audio such as Internet web pages, interactive CD-ROM, DVD-ROM and games, has developed and, the Company believes, may continue to grow in the future.*

      Mixing consoles serve as the central component of most professional audio production studios, and are used by all applications of the professional audio market throughout the production process, which includes recording, editing and mixing. A mixing console electronically blends, routes and enhances sound from musical instruments, voices, sound effects and pre-recorded material. Mixing consoles that are used in each market during the different stages of production share a high degree of common functionality. Professional mixing consoles are used to process, combine, and reduce a large number of individual audio inputs (typically 20-100) to produce a smaller number of outputs (typically 2-8) for the audio engineer to hear or record. Audio inputs and outputs to mixing consoles have traditionally been transmitted via analog methods. The entertainment industry is rapidly replacing analog methods with digital methods. Euphonix provides solutions for both analog and digital transmission and processing as well as products to convert audio between analog and digital formats. The Company also produces digital disk-based multi-track recorders to replace tape-based systems used to record the many channels of sound that are subsequently fed through the mixing console during typical professional audio productions. The Company expects that as the complexity of audio production increases in all market segments due to consumer demand for higher quality and more captivating sound, including the audio requirements of High Definition Television (HDTV), there will be an increased need for larger-scale mixing consoles.*

Strategy

      The Company's goal is to become the leading provider of sound production tools for the entertainment industry through developing innovative, high value, user oriented products. The Company's strategy includes the following key elements:

Develop a family of products

      The Company's goal is to leverage its reputation and substantial investment in digital control technology, digital signal processing and distributed computer processing to develop a family of digital product offerings to support recording, editing and mixing functions. The Company plans to focus on the needs of the high-end professional music recording, short and long form post production and on-air broadcast facilities. In the long term, the Company intends to develop, internally or through acquisitions or licensing, a range of compatible audio production products that will enable the Euphonix system to become the control center for automating and streamlining significant portions of the audio production process.*

* This paragraph contains forward-looking statements reflecting current ex-pectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

Capitalize on Leading Edge Technology

      Since its inception in 1988, the Company has dedicated itself to bringing cost-effective digital and software technology to professional audio mixing. In 1991, the Company brought to market the first digitally controlled audio mixing console with performance which the Company believes rivaled high-end products from other manufacturers at a significantly lower price. In 1999, the Company launched the System 5 high performance digital console and a 48-track 96 kHz version of the R-1 Multitrack Recorder. The Company's product architecture and technology have been designed to enable the professional user to express more easily creative talents while reducing labor and time-intensive operations, at a more favorable price-performance ratio than existing mixing systems.

Provide Complete Scalable Solutions

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

Leverage Brand Name Recognition

      The Company seeks to enhance its reputation for technical innovation, high quality and superior price-performance. To date, as a result of the Company's product architecture, customer satisfaction, excellent price-performance and significant industry visibility, the Company believes it has generated brand name recognition and loyalty, which will benefit the Company as it seeks to increase its share of its target market.*

Increase Penetration into Other Market Segments

      The Company seeks to leverage its success in the music market to continue to expand into complementary market applications of the professional audio market, including post production, broadcast, live sound reinforcement and multimedia. The Company believes that the key features of the Euphonix systems, including 24 bit 96 kHz resolution, its time-based automation, SnapShot Recall, flexible architecture, compact design, and high fault tolerance are well-suited to meet the needs of such complementary market segments. The Company is increasing marketing efforts to aggressively target these market segments.

Build Global Presence

      The Company's sales strategy is to build a worldwide presence in order to fully address its target markets and to serve customers that operate on an international basis. The Company's sales outside the United States as a percentage of its net revenues were approximately 33%, 43%, and 39%, in fiscal years 1999, 1998 and 1997, respectively. In addition to its New York, Los Angeles, Nashville and Palo Alto offices in the United States, the Company has offices in London and Tokyo and a network of sales representatives outside of the United States.


* This paragraph contains forward-looking statements reflecting current ex-pectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

Products

      The Company's products include the new System 5 High Performance Digital Audio Console and the 48-track R-1 Multi-track Recorder, both introduced in
1999, the CS3000 Series Digital-Control Analog Console and a family of high-performance multi-channel audio format converters as described below.

SYSTEM 5 HIGH-PERFORMANCE DIGITAL AUDIO CONSOLE

         Introduced in September 1999 at the Audio Engineering Society convention in New York City, the System 5 is the Company's new flagship high-performance digital audio console. In development for over 3 years, the System 5 is the first digital console to provide the following benefits to customers: 24-bit, 96 kHz digital audio interfacing and processing, simple user interface, and high degrees of modularity, scalability, and fault tolerance. The Company believes that the adoption rate of digital technology by the audio industry has been slow due to the perceived reduction in audio quality, ease of use, and fault tolerance brought on by early generations of digital audio consoles. System 5 was designed from inception to directly address these concerns as significant investments were made in producing breakthroughs in sound quality, ease of use, and fault tolerance.

      The System 5 offers a modular, scalable architecture that is configurable to a broad range of sizes and applications for the production of audio for music CD's and DVD's, film and television soundtracks, live television broadcasts, and live auditorium performances. Since the product's introduction, Euphonix has delivered System 5's to customers for applications in all major segments of professional audio production.

       The System 5 is the only large-scale audio console to employ multiple pentium-based computers connected with an Internet Protocol network and Microsoft's Windows NT operating system. The Company believes this architecture will benefit over time with performance increases and price reductions brought on by the rapid technology development of standard computing and networking platforms. The Company's most significant competitors' products use a high degree of proprietary hardware and software to accomplish similar tasks to the System 5.

CS3000 SERIES DIGITAL-CONTROL ANALOG CONSOLE

      The Euphonix CS3000 has been designed for operational speed, high sound quality and flexible configuration control and processing. CS3000 options and upgrades may be factory installed or added in the field, allowing customers to tailor the product to their exact requirements and then to subsequently modify and upgrade their CS3000 as their needs change. The Company offers specific features developed for individual market applications to all customers in order to ensure compatibility between each CS3000 and to provide customers with the ability to change applications across market applications. The CS3000 can use the same version of software for various applications. The base CS3000 may currently be specified with hardware variations to accommodate differences in application of the product by the music ("D" & "M" Systems), post production ("P" & "F" Systems), and broadcast ("B" Systems) market applications.

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

      CS3000 Packages

      The Company also offers System packages configured for particular market segments, including the following:

          CS3000M Systems. The Company created the "M" (Music) System package to provide commercial music customers the ability to offer a consistent feature set to their clients when moving projects between different Euphonix equipped studios. The Audio Cube and Dynamics options are included in this configuration.

          CS3000P Systems. The Company created the "P" (Post Production) System package to provide the TV audio post production customer a totally automated mixing System which is easily locked to video sources.

          CS3000F Systems. The Company has designed the "F" (Film) System package to provide multiple operator functionality as required for film dubbing applications. The "F" System is designed as one, two or three "P" Systems which can be physically joined together to allow for usage by one, two or three operators.

          CS3100B Systems. The Company added the "3100B" (Broadcast) System package to provide broadcast customers the ability to increase the quality of on-air and taped programming audio. With Euphonix digital control technology, broadcast facilities can meet the demands of multiple studios from a single audio control room. In remote broad-

* This paragraph contains forward-looking statements reflecting current ex-pectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

         casting, the compact lightweight digital control surface provides increased control in less space. Broadcast specific options such as the MX464 add GPI (programmable relay closures), listenback, multiple studio monitoring, and an input routing matrix to the base system. Redundant power supplies are available to meet the demands of live on-air broadcasting.

R-1 MULTI-TRACK RECORDER

         The Company debuted the 24-track version of the R-1 Multi-track Recorder (the "R-1") at the AES show in San Francisco during September 1998. The R-1 shipments began in the first quarter of 1999. At the AES show in New York during September 1999, the Company announced Version two of the R-1 Multitrack Recorder in a 48-track 96 kHz configuration. It is the professional audio industry's first product to offer a user-friendly transition from analog or 16-bit digital tape recording to 24-bit disk recording. The R-1 provides the users of over 50,000 professional multi-track tape recorders with a replacement product that significantly improves sound quality, reliability, and operational efficiency while maintaining a user-interface that has remained an industry standard since the early 1970's. Key features include:

         Improved Sound Quality results from 24-bit, 96 kHz domain conversion, transmission, and storage combined with 40-bit floating point Digital Signal Processing. Almost 100% of the installed tape recorders are either analog or 16-bit digital, providing significantly less audio resolution than the R-1.

         Operational Feel and Efficiency surpasses tape recorders where possible yet emulates tape recorders where tradition dictates, to provide recording engineers with a zero learning curve transition to disk recording.

         Solid Reliability is an essential attribute for equipment that is required to capture performances that may only happen once in a lifetime. The R-1 has been designed for equal or better fault tolerance and endurance when compared with tape recorders.

         Non-Degrading Storage has long been a desire for the audio industry. Extremely low wear and tear and long shelf life are well known attributes of hard-disk technology. Tape technology suffers from constant media and component wear that occurs every time audio is recorded and played back. Tape has a significantly shorter shelf life than disk storage products.

         Random Access to audio anywhere in a recording reduces waiting time for recording artists and engineers. The R-1 provides instant locating and looping capabilities. Tape is rewound and fast-forwarded hundreds of times in a typical recording session while recording engineers and artists wait.

         Cut and Paste Editing is provided on the R-1 to permit sound manipulation not possible on tape recorders. Basic editing functions are provided so recording engineers do not have to spend time and money transferring to editing equipment in order to implement a basic adjustment or correction to a recorded track.

         Non-Destructive Recording is possible on the R-1. When enabled, this feature allows more than one take of a recording to be kept for every track. In comparison, tape technology requires the destruction of a previous recording every time an existing track is used to record a new take. The R-1 reduces the risk of accidentally erasing or recording over a once in a lifetime performance.

         Modular, Scalable, and Open Architecture provides the ability to expand or re-purpose systems over time in much the same way computer owners can increase the size, performance, or feature sets of their PC's as new technology and product offerings permit.

FUTURE INTERNET-BASED PRODUCTS

      Euphonix announced in February 2000, plans to incorporate features into future versions of the System 5 and R-1 to allow project and workflow transfers and collaboration via the Internet. The Company believes it is well positioned to take advantage of new opportunities offered by the Internet as one of the only companies to employ an Internet Protocol based architecture.*

Technology

      The Company's proprietary technology is central to its product offering and its business strategy. The key elements of its technology are described below.

Digital Signal Processing

      The Company's products employ state-of-the-art digital signal processing techniques and software in their digital subsystems. The Company intends to continue to develop digital signal processing technology in order to improve fidelity, simplify interfaces and reduce costs involved with digital audio transmission and processing.

Digital Control of Analog Audio Processing

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

Scalable, Distributed Computer Processing

     The computer power required to instantly reconfigure and automate a mixing console is proportional to the console's size (number of controls per channel times the number of channels). Two approaches may be taken in order to provide adequate computer power to reset and automate a large-scale mixing console. The first is to use a large, fast and powerful central computer that has sufficient

* This paragraph contains forward-looking statements reflecting current ex-pectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

capacity to manipulate all of the console's controls in the required period of time for the largest possible console. The second is to distribute the processing load over multiple processors that have sufficient capacity to handle their share of the processing load. Euphonix has chosen the distributed processing method because it has the added benefit to being scalable. The Euphonix system may be configured in and upgraded to a range of sizes. Euphonix customers benefit because they only pay for computer power that is proportional to the size of their systems, yet more computer power can be added as their systems are upgraded. Because of the lighter demand placed on each individual microprocessor in a distributed system, the use of low-cost components is possible to further leverage price performance. Another benefit of the Company's distributed processing architecture is its systemwide SnapShot(TM)Recall performance within one video frame (1/30 of a second) which the Company believes is superior to competitive commercial offerings.

Multi-Processor Communications and Real-time Operating Systems

     Euphonix has developed real-time operating system technologies for interfacing the multiple microprocessors required to support its large distributed processing system. A typical large Euphonix console will contain as many as 125 independent microprocessors of different varieties and functions all working together as one system. In addition, the Euphonix system provides interfaces to microprocessors in third-party peripheral studio equipment. This seamless networking of internal processors (Euphonix components) and external equipment (third-party digital audio workstations, tape machines and MIDI devices) provides a powerful foundation to encourage new product development by both Euphonix and third-party manufacturers.

Audio Format Conversion

     The Company has developed proprietary technology to convert audio between the various signal transmission formats that are used in Broadcast, Post Production, and Music Studios. Euphonix has focused development on the primary formats that are endorsed by the Audio Engineering Society including: Analog, AES/EBU digital, and MADI (Multi-channel Audio Digital Interface). Sample Rate Conversion technology is employed to convert digital audio between formats that are operating at different sampling frequencies such as 44.1kHz for CD-Audio, 48kHz for professional audio production and 96kHz for emerging standards such as DVD-Audio.

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


Customers
      The Euphonix product line has been adopted by many professional audio facilities worldwide, with more than 456 Euphonix consoles currently installed. The following table sets forth a partial list of Euphonix customers:

--------------------------------------------------------------------------------
           CUSTOMER                  LOCATION            SAMPLE PROJECT/OTHER
--------------------------------------------------------------------------------
                                      Music
--------------------------------------------------------------------------------
The Hit Factory                      New York  The world's largest commercial
                                               recording facility
--------------------------------   ----------  ---------------------------------
The Hit Factory Criteria - Miami     Miami     Part of The Hit Factory family

--------------------------------    --------   ---------------------------------
Brandon's Way                     Los Angeles  Ubiquitous producer, song writer
                                             and artist, Babyface's commercial
                                            studio houses four Euphonix consoles
--------------------------------  -----------  ---------------------------------
Fleetwood Mobile                    London     Mobile unit for concert recording
--------------------------------  -----------  ---------------------------------
Jon Kelly                           London     Independent music producer (Paul
                                               McCartney, Kate Bush, Tori Amos)
-------------------------------   -----------  ---------------------------------
Emerald Entertainment Group        Nashville   One of the largest recording and
                                               production companies in the world
                                               Twice named Billboard Magazine's
                                               Country Recording Studio of the
                                               Year
-------------------------------   -----------  ---------------------------------
Cia. dos Technicos                  Brazil     High end commercial recording
                                               facility
------------------------------    -----------  ---------------------------------
Realsongs                         Los Angeles  Studio of multiple Grammy-winning
                                               songwriter, Diane Warren. (How Do
                                               I Live, Because You Loved Me)
------------------------------    -----------  ---------------------------------
143 Records                       Los Angeles  Studio of producer, arranger,
                                               composer and  musician, David
                                               Foster  (Because You Loved Me,
                                               The Power of Love)
------------------------------    -----------  ---------------------------------
Banff Centre for the Arts          Canada      Music recording facility
------------------------------    -----------  ---------------------------------
Tiger Recording                   Australia    High profile commercial music
                                               facility
------------------------------    -----------  ---------------------------------
Seal                             Los Angeles   Internationally renowned musician
                                              purchased a CS3000 for home studio
------------------------------    -----------  ---------------------------------
Blow Torch Flats               Los Angeles   Studio of composer Basil Poledouris
                                               For the Love of the Game and
                                               Mickey Blue Eyes
------------------------------ ----------  -------------------------------------
Thrill Hill Recording          New Jersey  Studio of superstar Bruce Springsteen
------------------------------ ----------  -------------------------------------
Carter Burwell                  New York       Film scores for Being John
                                               Malkovich, Three Kings and The
                                               General's Daughter. Upgraded
                                               Euphonix CS series with System 5
------------------------------ ----------      ---------------------------------
Curb Records                   Nashville       Second largest Country Music
                                               record label in the USA
--------------------------     ----------      ---------------------------------

--------------------------------------------------------------------------------
           CUSTOMER           LOCATION            SAMPLE PROJECT/OTHER

--------------------------------------------------------------------------------
                               Music

--------------------------------------------------------------------------------
John Debney Productions      Burbank         Award winning film scorer,credits
                                             include End of Days and Dick

--------------------------   ------------   ------------------------------------
Soundproof Studios           Los Angeles    First commercial recording facility
                                            to install System 5 in Southern
                                            California

--------------------------   -----------    ------------------------------------
Laurent Voulzy               France         Internationally acclaimed vocalist

--------------------------   -----------    ------------------------------------
Hans Zimmer/Media Ventures   Los Angeles    Academy Award Winning film scorer
                                            whose credits include: Gladiator,
                                           The Lion King and The Prince of Egypt

--------------------------   -----------    ------------------------------------
James Newton Howard          Los Angeles    Academy Award Nominee film composer.
                                            Scores include Dinosaur, The Sixth
                                            Sense and Snow Falling on Cedars

--------------------------   -----------    ------------------------------------
Snuffy Walden Productions    Los Angeles    BMI Film & TV  Music  Award   winner
                                            television scores include The West
                                            Wing, Once and Again and Felicity

--------------------------   -----------    ------------------------------------
Thomas Newman                Los Angeles    Dual 1996 Academy Award Nominee.
                                            Scored Films such as The Green Mile
                                            and American Beauty

--------------------------   -----------    ------------------------------------
LDS Motion Pictures         Salt Lake City  Motion Picture facility houses two
                                            CS series mixing consoles and one
                                            System 5

--------------------------- --------------  ------------------------------------


--------------------------------------------------------------------------------
                               Post Production
--------------------------------------------------------------------------------
The Idea Room at Warner Bros.  Burbank      Post Production for feature films
                                            and film trailers
---------------------------  -----------    ------------------------------------
Cool Beans Digital Audio       New York     Largest Post Facility in NYC.
                                            Installed three Euphonix System 5's
---------------------------  -----------    ------------------------------------

Sound Lounge                   New York     Short form post production facility
---------------------------  -----------    ------------------------------------

Avenue Edit                    Chicago      Post production facility. Installed
                                          two Euphonix CS series mixing consoles
---------------------------  -----------   -------------------------------------
Deluxe Laboratories            Toronto      World's first dual operator System 5
                                            for feature film dubbing.
---------------------------  -----------    ------------------------------------
Aoi Studio Company, Ltd        Tokyo        Short-form post production facility
                                            first in Japan to install System 5
                                            and 48-track R-1

---------------------------  ------------   ------------------------------------
Intersound Inc.               Los Angeles   TV post production facility

---------------------------  -------------  ------------------------------------
One Union Recorders          San Francisco  High profile post production
                                            facility clients include  Microsoft,
                                            Sattchi & Sattchi and Hal Riney.
---------------------------  -------------  ------------------------------------
Brian Boyd Productions (BBP)  Los Angeles   Post production facility for TV
                                            commercials. Clients include
                                            Emusic.com, Radioshack and Nestle
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    CUSTOMER                 LOCATION                SAMPLE PROJECT/OTHER
--------------------------------------------------------------------------------
                        Post Production (Cont)

--------------------------------------------------------------------------------
SPG Studios                    Burbank      International post facility who
                                            installed a second post-production
                                           mixing console for expanded facility.

-----------------------------  ------------ ------------------------------------
Monterey Post Sound            Los Angeles  Audio Post for Warner Bros.
                                            Animation, DVD production, expanding
                                            facility and adding a System 5

-----------------------------  ------------ ------------------------------------
Damien                         France       Post production facility
-----------------------------  ------------ ------------------------------------
Warner Hollywood               Los Angeles  ADR/Foley on various Films

-----------------------------  ------------ ------------------------------------
Music Annex                  San Francisco  Post production facility with
                                            multi-Euphonix studios
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                Broadcast
--------------------------------------------------------------------------------
WWF Entertainment              Connecticut  World Wrestling Federation Enter-
                                            tainment installed System 5 for
                                            rigorous post and ON-AIR broadcast
                                            schedule
------------------------------ -----------  ------------------------------------

China Television       People's Republic of China   Various TV productions
-----------------------------  ------------ ------------------------------------
KCNC CBS                       Denver       On-Air Broadcaster
-----------------------------  ------------ ------------------------------------
WPTV                        West Palm Beach On-Air Broadcaster
-----------------------------  ------------ ------------------------------------

WDVR                           Denver       On-Air Broadcaster
-----------------------------  ------------ ------------------------------------
Fisher Broadcasting - KOMO TV  Seattle      Full Digital On-Air Broadcast Studio
----------------------------- ------------- ------------------------------------
NBC                            Los Angeles  TV show Tonight Show with Jay Leno

----------------------------- ------------- ------------------------------------
KTVT                        Dallas/Fort Worth   On-Air Broadcaster
----------------------------- ------------- ------------------------------------
Tokyo Arvic                    Japan        On-Air Broadcaster
----------------------------- ------------- ------------------------------------
WMUR                          New Hampshire On-Air Broadcaster
----------------------------- ------------- ------------------------------------
Sky DTH Television             Florida      Direct TV for South America
----------------------------- ------------- ------------------------------------
--------------------------------------------------------------------------------
                          Live Sound Reinforcement
--------------------------------------------------------------------------------

The Gothenburg Opera House     Sweden       Live sound reinforcement
----------------------------- ------------  ------------------------------------
Royal Caribbean Cruise Lines   Finland      Live sound reinforcement
----------------------------- ------------  ------------------------------------
--------------------------------------------------------------------------------
                                Multimedia
--------------------------------------------------------------------------------
Bull Frog Music Studios          France     Sound for multimedia games
(a division of Electronic Arts)
-------------------------------  ----------- -----------------------------------
Interplay                       California  Sound for multimedia games
------------------------------- ----------- ------------------------------------
SEGA                             Tokyo      Sound for multimedia games
--------------------------------------------------------------------------------
                                   Other
--------------------------------------------------------------------------------
Eastman School of Music     University of Rochester    Sound recording education
-----------------------------   -------------          -------------------------
Launch Media                    Los Angeles Internet Music Magazine
-----------------------------   ----------- ------------------------------------
University of Michigan          Ann Arbor   Sound recording education
-----------------------------   ----------- ------------------------------------
Citrus College             Southern California  Sound recording education
-----------------------------   ----------- ------------------------------------

The Art Institute of Seattle     Washington            Sound recording education
-----------------------------   ----------- ------------------------------------

Alchema College of the Arts       London               Sound recording education
-------------------------------------------------------------------------------

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

      Historically, the Company has focused its marketing efforts on the music market application. In this market, most of the Company's sales were to individual recording artists, composers, producers and independent record companies who purchase the Company's systems for their own professional or personal use. While the Company believes that there is continued substantial opportunity for growth of the Company's sales in the music application of the market, the Company's strategy is to continue to expand into post production, broadcast, live sound reinforcement and multimedia. The past year proved to be a successful year in selling the new System 5 to the on-air broadcasters, post-production facilities as well as the Company's traditional music market. The CS3000's flexible architecture, high performance and high quality at an affordable price continues to make it the choice of many high profile end users in these segments as well.

      To address all markets during 1999 the Company produced market specific product literature, broadened its base of publications in which it advertises, attended trade shows and communicated through direct mail communications. *

Sales and Distribution

      Euphonix sells its consoles through its direct sales organization in the United States, the United Kingdom and Japan, and manages a network of international sales representatives for sales in other countries. The Company conducts its direct sales activity in the United States from its sales offices in Los Angeles, New York and Nashville.

      The Company's international distributors typically cover an exclusive geographic region. Distributors generally order and purchase systems from the Company based on orders they receive for Euphonix systems. Certain of the Company's distributors provide direct customer support and installation, while the other distributors receive customer support and installation from the Company's international sales offices. There were no customers who accounted for 10.0% or more of the Company's net revenues in fiscal 1999, 1998 or 1997.

      A key element of the Company's strategy is to continue to build a worldwide presence through its international sales presence and its network of sales representatives in order to address fully its target markets and to serve customers that operate on an international basis. The Company believes that revenues from customers outside the United States will begin to account for a greater portion of its revenues, due to improving economic conditions in many international countries. The Company will continue to maintain sales efforts of the Company's console in international markets through its international sales presence and its network of international distributors.


* This paragraph contains forward-looking statements reflecting current ex-pectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

Customer Service and Support

       Providing excellent customer service and support is a key element of the Company's strategy to maintain and build its reputation for high quality and enhance brand name loyalty. The Company provides service, support and training to its customers and sales representatives through a wide range of support services, including on-site and telephone support and training in the use of the Company's consoles.

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

      Technical Support. The Company's technical support personnel provide telephone assistance to customers and sales representatives. These personnel assist customers in the use of their systems, and diagnose and solve technical hardware and application problems with the aid of self-diagnostic programs within the Euphonix system. The Company provides a one-year warranty on the Euphonix system covering defects in materials and workmanship. Such policy provides that the Company may, at its option, repair, replace or refund the full purchase price of any defective products sold to the customers. Technical support personnel maintain a supply of similar or spare modules to deliver to customers if necessary for repair, and in more complicated situations will dispatch an on-site technician to assist the customer. The Company also offers an on-line 24-hour computer bulletin board to maintain communications with its customers.

Research and Development

      The Company's research and development strategy is to develop high-quality enhancements to its products, focusing on modularity and upgradeability of such products, as well as new products for its target market segments. The Company's research and development and engineering staff consists of highly trained software, electronic and mechanical engineers and technicians with technical backgrounds in computer software design, digital signal processing, analog audio processing and high speed audio communications.

     The Company's research and development expenses for the years ended Decem-ber 31, 1999, 1998, and 1997 were $4.5 million, $4.6 million, and $3.7 million,

Proprietary Rights

      The Company generally relies on a combination of trade secrets, copyright law and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products and technologies. However, the Company believes that such measures provide only limited protection of its proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. The Company currently has two United States registered trademarks, four issued United States patents and several applications for United States patents pending with respect to certain elements of its hardware and software. The Company has no foreign patents nor has it filed any applications for any foreign patents.

      The Company believes that, due to the rapid proliferation of new technologies in the audio, video and general software industries, intellectual property protection of the Company's proprietary technology will be less influential on the Company's ability to compete in its target markets than the ability of the Company's research and development personnel to design products that continue to address evolving customer requirements, the ability of the Company to enter new markets and the ability of Euphonix to service its customers. *

Manufacturing and Suppliers

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

      The Company and its manufacturing vendors are dependent upon single or limited source suppliers, such as Analog Devices, Inc. and Maxim Integrated Products, Inc., for numerous components and parts used in the Company's products. Currently, the Company uses many sole or limited source suppliers, certain of which are critical to the Company's continued uninterrupted production because they supply key components, such as integrated circuits, included in the Company's base system. Major delays or terminations in supplies of such components could significantly adversely affect the Company's timely shipment of its products, which in turn would adversely affect the Company's business and results of operations. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements for any sole-sourced components. The Company generally purchases these single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers. In addition, the availability of many components to the Company's subcontractors is dependent in part on the Company's ability to provide its subcontractors, and in turn the subcontractor's ability to provide their suppliers, with accurate forecasts of their future requirements. The process of qualifying suppliers or designing out certain parts could be lengthy, and no assurance can be given that any additional sources or product redesign would be available to the Company or implemented on a timely basis. In the past, the Company has experienced interruptions in the supply of certain key components from suppliers which delayed product shipments and there can be no assurance that the Company will not experience significant shortages for these components in the future. The Company does not maintain an extensive inventory of such components and any extended interruption or reduction in the future supply or increases in prices of any key components currently obtained from a single limited source supplier could have a material adverse effect on the Company's business and results of operations for any given period.*

---------------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations.
         Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

Competition

      The markets for the Company's mixing products are intensely competitive and characterized by significant price competition. The markets for mixing consoles can be classified based on price, as follows: (1) low-end range products with prices up to $30,000; (2) mid-range products with prices from $30,000 to $100,000; and (3) high end range products with prices over $100,000. Prices for mixing consoles generally vary based on the number of channels and the processing power per channel, which directly affects the quality of the sound output of the particular mixing consoles. The Company's products compete primarily with other mixing consoles in the high end price range of the Company's targeted market segments, although they may also compete with lower priced products with fewer features. Competing companies in the high-end price range include, among others, Solid State Logic, Ltd. (Owned by 3i, a venture capital company), AMS Neve, GLW a.k.a. Harrison, Amek Technology Group, plc, Sony Corporation, Calrec Ltd., Soundtracs, D&R, Trident, Cantus, Fairlight, Studer, and Otari Corporation. In addition, the Company believes that, as technology in the professional audio industry advances, prices for mixing consoles and other audio equipment, including the Company's products, will decrease, and as a result the Company's products may increasingly compete against lower priced products, as well as products in the high-end price range. There are numerous companies, in addition to those listed above, that compete in the low-end and mid-range of the professional audio market. Many of the Company's competitors are larger and have greater financial, technical, manufacturing and marketing resources, broader product offerings, more extensive distribution networks and larger installed bases than the Company. A number of the Company's competitors currently offer all digital mixing consoles, as well as analog control/analog processing mixing consoles, at least two competitors (Harrison & Calrec) currently offer a hybrid digital control/analog processing mixing console, and all such competitors are likely to have additional products under development. The Company believes that companies with large installed bases, in particular, may have a competitive advantage since many potential customers in the Company's targeted markets are often reluctant to commit significant resources to replace their current products and to retrain operators to use new products despite technological advantages of such new alternative products. Certain of the Company's competitors also offer customers leasing or refinancing packages in connection with the purchase of their mixing consoles, which financing alternatives the Company does not generally offer. Furthermore, the Company competes with resellers of used mixing consoles and equipment who are able to sell high-end price range products at generally lower prices.*

      The introduction of the R-1 brings on new competitive issues for the Company. The R-1 allows the Company to sell to largely the same customer base that purchases the Company's large format consoles. Some of the traditional console manufacturers sell traditional tape based multi-track tape machines. The primary competing companies in the traditional tape based multi-track recorder market segment include, among others, Studer, Otari and Sony. The R-1 is targeted as a direct replacement of traditional tape based products. Additionally, the R-1 will face competition from a number of disk based competitors, that while technically similar, are less focused on the direct replacement of a multi-track recorder and more focused on editing of the audio than pure recording. These competitors include Digidesign, Fairlight and Augan. Otari has been shipping the Radar and the Radar II disk based multi-track recorder replacement and has helped establish a market for disk based multi-track recorders.

---------------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations.
         Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

      The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In addition, there can be no assurance that the Company will successfully differentiate its products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. Moreover, the Company's competitors may introduce additional products that are competitive with those of the Company, and there can be no assurance that the Company's products would compete effectively with such products. Although the Company believes that its audio mixing console has certain technological advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to be able to maintain such competitive advantages. *

Backlog

      An order is booked into backlog when a deposit or a purchase order is received from the customer. The Company's products are typically delivered to customers two to three months after receipt of an order. However, because shipment of the product is dependent upon other customer requirements or changing situations, the product may not be delivered for more than a year after the receipt of the order. All orders are subject to cancellation or rescheduling by the customer. The Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

Employees

      As of December 31, 1999, the Company had 113 full-time employees and consultants. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.





---------------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations.
         Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

                                   MANAGEMENT
Executive Officers

      The executive and other officers of the Company and their ages as of December 31, 1999 are as follows:

      Name              Age                   Position
      ----              ---                   --------
Paul L. Hammel           54      Senior Vice President of Operations

Barry L. Margerum        48      President, Chief Executive Officer and Director

Steven H. Milne          41      Vice President of Engineering

Piers Plaskitt           45      President of Worldwide Sales and Marketing

Scott W. Silfvast        37      Chief Product Officer and Director


      Paul L. Hammel joined the Company in February 1998 as Senior Vice President of Operations. From 1994 to 1998, he was employed at Plantronics, Inc. as Vice President Customer Services and President of Walker Equipment Division of Plantronics, Inc. From 1989 to 1994, Mr. Hammel was Vice President of Operations and Customer Services for GO Corporation.

      Barry L. Margerum was appointed Chief Executive Officer and President of the Company in June 1997 and has served as a director of the Company since
August 1997. From 1994 to June 1997, he served as Vice President of Marketing and then as President and General Manager of the CMS Division of Plantronics, Inc. From 1989 to 1994, Mr. Margerum was President and Chief Executive Officer of MITEM Corporation, a provider of middleware technology for enterprise distributed systems. From 1980 to 1988, Mr. Margerum held a variety of executive sales and marketing executive positions for GRiD Systems Corporation, a pioneer in the field of lap-top computers. Prior to that, Mr. Margerum was employed by Apple Computer, Inc., Epsilon Data Management and International Business Machines Corporation.

      Steven H. Milne joined the Company in April 1996 as Vice President of Engineering. From 1992 to 1996, he was employed at Taligent, Inc., most recently as Director, Media Software Development. Taligent, Inc. is a software joint venture owned by International Business Machines Corporation, Hewlett-Packard Company, and Apple Computer, Inc. From 1986 to 1992, Mr. Milne was an engineer and manager working on audio for Apple Computer, Inc. Prior to that, Mr. Milne was employed by Sydis, Inc. and Wang Laboratories, working on voice recording products.

      Piers Plaskitt joined the Company in August 1999 as President of Worldwide Sales and Marketing. From 1998 to 1999, he was employed at The New York Media Group, Inc. as Vice President, Director Sales and Marketing. From 1997 to 1998, Mr. Plaskitt was Vice President, Worldwide Sales and Marketing for Montage Group, Inc. From August 1983 to May 1997, Mr. Plaskitt was the President and Chief Executive Officer of the US operation of Solid State Logic, Inc.. Solid State Logic, Inc. is a manufacturer of audio consoles for the broadcast, post-production, film and music industries.

      Scott W. Silfvast founded the Company in July 1988. He has been a director of the Company since its inception, has served as Chief Product Officer since August 1999, Senior Vice President since June 1997 and served as President from March 1990 until May 1997. Mr. Silfvast also served as Chairman of the Board from July 1988 until February 1991. From 1983 to July 1988, he was an engineer for SRS, a measurement instrumentation company.


Item 2.  Properties.

      The Company leases approximately a 40,000 square-feet space at its headquarters located on Portage Avenue in Palo Alto, California, under leases expiring in September 2004. Activities at this facility include engineering, manufacturing, management information systems, customer service, distribution and general administration. Euphonix also leases space for its sales and service offices in Los Angeles, New York, Nashville and London, and its subsidiary in Seattle. In addition, the Company rents an office for its subsidiary in Japan on a month to month basis.

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

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

      The Company effected the initial public offering of its Common Stock on August 22, 1995, at a price to the public of $8.00 per share. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock:


Fiscal 1998                                       High                 Low
First quarter......................... $          1.88     $           1.06
Second quarter........................            1.94                 1.38
Third quarter.........................            1.38                 0.94
Fourth quarter........................            1.50                 1.00
Fiscal 1999
First quarter.........................            1.44                 1.03
Second quarter........................            1.25                 0.63
Third quarter.........................            2.13                 0.75
Fourth quarter........................            1.69                 0.75



      As of February 15, 2000, there were approximately 88 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "EUPH".

      The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future. *

     Recent Sales of Unregistered Securities

      In November 1999 the Company issued 1,581,796 shares of common stock to private investors at a price of $1.1064 per share for total proceeds of $1,750,000.

      All of the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act. The Company made no public solicita-tion in connection with the issuance of the above mentioned securities nor were there any other offerees. The Company made no public solicitation in connection with the issuance of the above mentioned securities nor were there any other offerees. The Company relied on representations from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribu-tion thereof. The investors also indicated to the Company that they were aware of the Company's business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.


---------------------------
* This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations.
         Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 27 for a discussion of factors that could affect future performance.

Item 6.  Selected Financial Data.

      The following selected financial data for the five-year period ended December 31, 1999, should be read in conjunction with the Company's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in Item 7 of this report.

                                         Year Ended December 31,
                            ----------------------------------------------------
                               1999      1998      1997      1996       1995
                               ----      ----      ----      ----       ----
                                   (In thousands, except per share data)
Statement of Operations Data:
  Net revenues..............$ 13,806  $ 15,614  $ 18,093  $ 18,237  $  14,681
  Gross margin..............   5,697     7,014     8,859     9,396      7,482
  Operating income (loss)...  (5,675)   (5,306)   (2,304)   (1,836)     1,436
  Net income (loss).........$ (6,329) $ (5,240) $ (1,932) $ (1,398) $   1,346

  Net income (loss) per share:
    Basic...................$  (0.74) $  (0.82) $  (0.35) $  (0.25) $    0.50
    Diluted.................$  (0.74) $  (0.82) $  (0.35) $  (0.25) $    0.28
  Shares used in computing net
  income (loss) per share:
       Basic................    8,541    6,404     5,576      5,515     2,702
       Diluted..............    8,541    6,404     5,576      5,515     4,827


                            ----------------------------------------------------
                                              December 31,
                            ----------------------------------------------------
                               1999      1998       1997      1996      1995
                               ----      ----       ----      ----      ----
                                             (In thousands)
Balance Sheet Data:
  Working capital            $6,993     $5,922     $9,095    $11,035   $12,937
  Total assets               12,300     11,031     13,208     15,466    18,279
  Long-term obligations       2,166        ---         32         66       ---
  Shareholders' equity        6,797      7,375     10,487     12,338    13,602


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Euphonix develops, manufactures and supports networked digital audio systems for music, film & TV post-production, broadcast, sound reinforcement and multimedia applications. As of December 31, 1999, the Company has shipped over 456 of its mixing consoles worldwide.

      The price of the Company's mixing consoles generally ranges from $100,000 to $1 million, and is often the most expensive piece of equipment in the studio. The Company performs ongoing credit evaluations of its customers' financial condition and prior to shipping the product, generally requires a substantial deposit anywhere from $10,000 up to 50% of the console's value and a firm purchase order. From time to time and depending on the financial condition of the customer, the Company may require payment of a substantial portion of the purchase price, an irrevocable letter of credit, or a purchase order from a third-party lessor. The Company usually relies on new orders in the same quarter to achieve its net revenues. The Company generally recognized revenue upon shipment.

     In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in
SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements used by the Company for the sale of equipment may require a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's second quarter of its fiscal year ending on December 31, 2000. At the current time it is not possible to determine the effect this change will have on the results of operations of the Company.

Annual Results of Operations

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                          Year Ended December 31,
                                          -----------------------
                                    1999            1998            1997
                                    ----            ----            ----
Net revenues...................     100.0%         100.0%           100.0%

Cost of revenues...............      58.7           55.1             51.0
                                 -----------    -------------    ------------
     Gross margin..............      41.3           44.9             49.0
                                 -----------    -------------    ------------
Operating expenses:
   Research and development....      32.5           29.4             20.4
   Sales and marketing.........      40.4           34.9             30.0
   General and administrative..       9.5           14.6             11.3
                                 -----------    -------------    ------------
       Total operating expenses      82.4           78.9             61.7
                                 -----------    -------------    ------------
Operating loss.................     (41.1)         (34.0)           (12.7)
Interest income/(expense), net       (4.7)           0.4              0.8
                                 -----------    -------------    ------------
Loss before income taxes.......     (45.8)         (33.6)           (11.9)
Benefit for income taxes.......       ---            ---             (1.2)
                                 -----------    -------------    ------------
Net loss.......................     (45.8)%        (33.6)%          (10.7)%
                                 =============   ============    ============

Net Revenues

      Net revenues decreased to $13.8 million in 1999 down from $15.6 million in 1998 and $18.1 million in 1997, representing a decrease of 11.6% in 1999 from 1998 and a decrease of 13.7% in 1998 from 1997. The decrease in net revenues from 1998 to 1999 and from 1997 to 1998 was primarily due to not having a digital product and to weakness in sales in the Pacific Rim and Europe respectively. The decline in Asian sales in 1999 is due to a weakness in the Asian economy. The decline in European sales in 1998 was the direct result of employee turnover within the international sales department and the loss of sales representatives, which limited the Company's ability to maintain existing market share and penetrate new markets abroad. In 1999 the Company sold 16 System 5 digital consoles and 36 R-1 Multitrack recorders.

      Sales of the Company's products in the United States were $9.2 million, $8.9 million, and $11.0 million, comprising approximately 66.6%, 57.0%, and 60.9%, of the Company's net revenues for 1999, 1998, and 1997, respectively. Export sales were $4.6 million, $6.7 million, and $7.1 million, comprising approximately 33.4%, 43.1%, and 39.1%, of the Company's net revenues for 1999, 1998, and 1997 respectively.

Gross Margin

       The Company's gross margin decreased to $5.7 million in 1999 from $7.0 million in 1998, and down from $8.9 million in 1997, representing a decrease of 18.8% from 1998 to 1999 and 21.3% from 1997 to 1998. Gross margin as a percent of net revenue was 41.3% down from 44.9% in 1998 and 49.4% in 1997. The decrease in the margin from 1998 to 1999 was primarily associated with start-up costs related to the R-1 recorder which began shipping in the first quarter of 1999, and the new System 5 digital console which began shipping in the second quarter of 1999. The decrease in the margin from 1997 to 1998 was primarily due to selling off older/used inventory at lower margins, a $238,000 charge for excess and obsolete inventories, and to manufacturing overhead investments associated with the new R-1 Recorder and other product development activities.

Research and Development

               Research and development expenses decreased to $4.5 million in 1999 down from $4.6 million in 1998 up from $3.7 million in 1997, representing a decrease in research and development expenses of 2.2% in 1999 as compared to 1998, and an increase of 24.3% in 1998 as compared to 1997. Research and development expenses as a percentage of net revenues increased to 32.5% in 1999, up from 29.4% in 1998, and up from 20.4% in 1997. The decrease in research and development expenses in absolute dollars and as a percentage of net revenues from 1998 to 1999 was primarily due to a winding down of the new R-1 Multitrack Recorder and new System 5 digital console, both of which were under development in 1998 and began shipment in the first and second quarter of 1999 respectively. The increase in research and development expenses in absolute dollars and as a percentage of net revenues from 1997 to 1998 was primarily due to substantial investment in the development of next generation products.

 Sales and Marketing

      Sales and marketing expenses increased to $5.6 million in 1999 up from $5.5 million in 1998 and $5.4 million in 1997, representing an increase in sales and marketing expenses of 1.8% in 1999 as compared with 1998 and 1.8% in 1998 as compared with 1997. Sales and marketing expenses also increased as a percentage of net revenues to 40.6% in 1999 from 34.6% in 1998 and from 30.0% in 1997. In 1999, the Company increased it's spending for advertising, tradeshows, travel, other professional fees, and product demonstrations to support the new R-1 recorder and System 5 digital console introductions. In late 1998, the Company increased it's expenditures for advertising, trade shows and product demonstrations to support the introduction of the R-1 Multitrack Recorder in 1999. This increase during 1998 was partially offset by allocating a management fee for support services of the Company's subsidiary in Japan to general and administrative expenses.

General and Administrative

      General and administrative expenses were $1.3 million in 1999 down from $2.3 million in 1998 and $2.0 million in 1997, representing a decrease in general and administrative expenses of 43.5% in 1999 from 1998 and an increase in general and administrative expenses of 15.0% in 1998 from 1997. General and administrative expenses as a percent of net revenues decreased to 9.4% in 1999 from 1998 and increased to 14.7% in 1998 from 11.1% in 1997, respectively. The decrease in general and administrative expenses in absolute dollars and as a percentage of net revenues in 1999 is due to a decrease in the allowance for doubtful accounts reserve due to the collection of previously reserved for balances and a reduction in payroll expenses. The increase in general and administrative expenses in absolute dollars and as a percentage of net revenues in 1998 is due to increases in the allowance for doubtful accounts reserve to cover inherent risk of carrying higher receivable balances and selling to new customers.

Interest expense and other charges

      Interest expense and other charges were $748,000 in 1999 up from $8,000 in 1998 and $209,000 in 1997, representing an increase in interest expense and other charges of 9,250% in 1999 from 1998 and a decrease in interest expense and other charges of 96% in 1998 from 1997. Interest expense and other charges as a percent of net revenues increased to 5.4% in 1999 from 1998 and decreased to 0.005% in 1998 from 1.2% in 1997, respectively. Interest expense for 1999 included a charge of $613,000 related to the beneficial conversion feature associated with the convertible promissory note issued in July 1999.

Provision / (benefit) for Income Taxes

      The deferred tax assets valuation allowance at December 31, 1999 and 1998 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objec-tive evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

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

      In January 1999, the Company received proceeds of $1,304,000 from new and existing investors in exchange for the issuance of 1,320,446 shares of $0.001 par value common stock at $0.987 per share.

      On April 23, 1999, the Company executed a promissory note with certain new and existing investors for $2,000,000 due at April 23, 2001 that accrues interest at 7.75% per annum. In October 1999, the Company converted the April 1999 promissory note of $2,000,000 principal and $67,000 accrued interest into 1,981,014 shares of common stock of the Company at $1.03 per share.

      On July 30, 1999, the Company executed a promissory note with an existing investor and other parties under which the Company was authorized to draw up to $2,100,000 through October 31, 1999. The note accrues interest at 7.75% per annum with principal and accrued interest due at July 30, 2001. The assets of the Company are pledged as collateral. The conversion feature of the note allowed the holder to convert the note into common stock of the Company at a rate of $0.75 per share, and was subject to shareholders' approval which was obtained on October 22, 1999. At the date of issuance of the note, the quoted market price of the Company's common stock was $0.969 per share, resulting in a beneficial conversion feature of $613,000. The beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time of shareholder approval.

      On November 9, 1999, the Company entered into an agreement with existing and new investors who, for $1,750,000, purchased 1,581,706 shares of common stock of the Company at $1.1064 per share.

      During 1999 the Company issued 72,558 shares upon exercise of stock options and stock purchase rights of employees.

      For the year ended December 31, 1999, cash, cash equivalents and short-term investments decreased by $1.4 million to approximately $838,000. Also during this period, working capital increased by $1.0 million to approximately $6.9 million.

      The Company's operating activities used cash of approximately $7.5 million in 1999, $2.6 million in 1998 and $2.8 million in 1997, respectively. Cash used in operating activities for 1999 was comprised primarily of a net loss, an increase in inventory, an increase in accounts receivable, a decrease in allowance for doubtful accounts, and a decrease in accrued liabilities, offset partially by higher depreciation and amortization expense, an increase in accounts payable, an increase in customer deposits and a decrease in prepaid expenses and other assets. Cash used in operating activities for 1998 was comprised primarily of a net loss, a decrease in customer deposits and an increase in prepaid expenses and other assets, offset partially by higher depreciation and amortization expense, a decrease in income tax receivable and a decrease in accounts receivable.

      The Company's investing activities used cash of $530,000 in 1999 and provided cash of $452,000 in 1998. In 1998 the Company received $1.1 million in proceeds from the sales of short term investments as compared to $601,000 in proceeds received in 1999. In 1999 the Company purchased $1.1 million of property and equipment as compared to $657,000 in 1998.

      The Company's financing activities provided $7.2 million in 1999 and $1.9 million in 1998. Proceeds from the sale of common stock provided $3.1 million in 1999 and $1.9 million in 1998. Proceeds from the issuance of convertible promissory notes provided $4.2 million in 1999.

     Management intends to rely upon internally generated cashflows however should there be a decline in revenues the Company would either have to cut expenses or go to outside sources of financing. There can be no assurance that outside sources of financing would be available to the Company.

Year 2000 Risks

      We have addressed computer networks year 2000 compliance in our systems, accounting software, computer hardware and existing products, and have communicated with our significant third party vendors with respect to their respective states of readiness. In order to assess year 2000 compliance of our products and systems, we identified those systems critical to our operations and the operations of our technologies and, based upon tests to such products and systems, believed that all of our systems and technologies, to the extent developed, were materially compliant. We expended approximately $5,000 to assess and address the year 2000 problem. Although it is now past January 1, 2000, we cannot assure you that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the year 2000 compliance of our suppliers and customers.

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

      The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations, financial position or cash flow

Factors Affecting Future Operating Results

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

      The Company has expended and will continue to expend substantial funds to launch its new System 5 digital console in the first quarter of fiscal 2000. The Company's ability to fund operations through December 31, 2000 is dependent upon achievement of its operating plan. If the Company did not attain its operating plan it would obtain additional financing or cut expenses. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, if needed, would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing shareholders could be substantially diluted.

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

      The markets for the Company's system are characterized by changing technologies and new product introductions. The Company's future success will depend in part upon its continued ability to enhance its base system with features including new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. The Company is currently designing and developing new products, primarily in the areas of recording, editing and mixing functions of sound production as well as digital audio processing and networking systems. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete. See "Business."

      Historically, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted markets. There can be no assurance that the Company will be able to compete favorably in all markets. segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support. See "Business--Competition".

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 1998, the Company's investment portfolio consisted of money market funds. The Company does not invest for speculative or trading purposes. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company's investment policy, the Company places investments with high credit quality institutions and limits the amount of credit exposure to any one issuer. Interest income for the year ended December 31, 1999 was approximately $47,000. A decrease in interest rates could result in lower interest income earned from its money market and other cash deposit investments. However, based on the investment portfolio contents, the Company believes that if a significant change in interest rates were to occur, it would not have a material effect on the Company's results of operations, financial condition, or cash flows, although there can be no assurance of this.

      Sales through the Company's Japanese subsidiary are denominated in Japanese Yen. The Company's receivables denominated in Yen are subject to foreign exchange risk. The Company does not enter into hedging arrangements to mitigate the foreign currency risk with respect to such arrangements. An adverse change in the foreign exchange rate would have an effect on the price the Company ultimately sells its consoles for in Japan and could result in foreign currency transaction losses. An adverse change of 10% in the Yen exchange rate would result in a decline in income before taxes of approximately $77,000.

Item   8.  Financial Statements and Supplementary Data

Index to Financial Statements
                                                                           Page
Report of Independent Accountants...............................             31
Report of Independent Auditors..................................             32
Consolidated Balance Sheets as of December 31, 1999 and 1998 ...             33
Consolidated Statements of Operations for the years ended December
31, 1999, 1998, and 1997 .......................................             34
Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1999, 1998 and 1997................................             35
Consolidated Statements of Cash Flows for the years ended December
31, 1999, 1998 and 1997.........................................             36
Notes to Consolidated Financial Statements......................             37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Euphonix Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Euphonix, Inc. and its subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


San Jose, California
March 1, 2000

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Euphonix, Inc.

We have audited the accompanying consolidated balance sheet of Euphonix, Inc. as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted in the United States auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euphonix, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ ERNST & YOUNG LLP

Palo Alto, California
March 4, 1999


                               EUPHONIX, INC.
                         CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share data)
                                                                December 31,
                                                            ------------------
                                                             1999        1998
                                                             ----        ----
                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............................   $  838     $  1,637
 Short-term investments.................................       --          601
 Accounts receivable, (net of allowance for doubtful
  accounts of $112 in 1999 and $403 in 1998)                2,354        1,543
 Inventories............................................    6,964        5,559
 Prepaid expenses and other current assets..............      174          238
                                                         --------    ---------
 Total current assets                                      10,330        9,578

 Property and equipment, net............................    1,881        1,360
 Deposits and other assets..............................       89           93
                                                         --------    ---------
  Total assets..........................................  $12,300     $ 11,031
                                                          ========    =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.......................................  $ 2,007     $  1,636
 Accrued liabilities....................................    1,090        1,737
 Deferred revenues......................................       --          185
 Customer deposits......................................      240           98
                                                          --------    ---------
Total current liabilities                                   3,337        3,656

Convertible note payable................................    2,166           --
                                                          --------    ---------
  Total liabilities.....................................    5,503        3,656
                                                          --------    ---------

Commitments and contingencies (Note 3)

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value: 2,000,000 authorized
 shares, none issued and outstanding....................       --           --
Common stock, $0.001 par value: 20,000,000 authorized
 shares, 11,591,000 and 6,635,000 shares issued and
 outstanding in 1999 and 1998, respectively.............       12            7
Additional paid-in capital..............................   21,402       15,673
Accumulated other comprehensive income..................       42           75
Accumulated deficit.....................................  (14,659)      (8,330)
Deferred compensation...................................       --          (50)
                                                          --------    ---------
Total shareholders' equity..............................    6,797        7,375
                                                          --------    ---------
 Total liabilities and shareholders' equity.............  $12,300      $11,031
                                                          ========    =========


 The accompanying notes are an integral part of these consolidated financial statements.

                                EUPHONIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)


                                               Years Ended December 31,
                                -----------------------------------------------
                                        1999            1998            1997
                                        ----            ----            ----


Net revenues.........................$ 13,806         $15,614         $18,093
Cost of revenues.....................   8,109           8,600           9,234
                                     ---------       ---------       ---------
Gross margin.........................   5,697           7,014           8,859
                                     ---------       ---------       ---------

Operating expenses:
    Research and development.........   4,485           4,587           3,683
    Sales and marketing..............   5,588           5,450           5,443
    General and administrative.......   1,299           2,283           2,037
                                    ----------       ---------       ---------
Total operating expenses............   11,372          12,320          11,163
                                    ----------       ---------       ---------
Operating loss.....................    (5,675)         (5,306)         (2,304)

Interest and other income...........       94              74             359
Interest expense and other charges       (748)             (8)           (209)
                                    ----------       ---------       ----------

Loss before income taxes ...........   (6,329)         (5,240)         (2,154)
Provision (benefit) for income taxes     ----             ----           (222)
                                    ----------       ---------       ----------

Net loss............................  $(6,329)        $(5,240)        $(1,932)
                                   ============    ============     ============

Basic and diluted net loss per share  $ (0.74)        $ (0.82)        $ (0.35)
                                   ============    ============     ============

Shares used in computing
    basic and diluted net loss.....     8,541           6,404           5,576
                                   ============    ============     ============




   The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                     Additional
                                       Common Stock   Paid-In      Deferred
                                     Shares   Amount  Capital    Compensation
--------------------------------------------------------------------------------

Balance at January 1, 1997            5,565    $ 6    $ 13,719     $ (230)
Exercise of stock options                25    ---           4        ---
Amortization of deferred compensation   ---    ---         ---         90
Net loss                                ---    ---         ---        ---
Foreign currency translation adjustment ---    ---         ---        ---
Comprehensive loss
                                     ------------------------------------------
Balance at December 31, 1997          5,590      6      13,723       (140)
Sale of common stock                  1,040      1       1,949        ---
Exercise of stock options                 5    ---           1        ---
Amortization of deferred compensation   ---    ---         ---         90
Net loss                                ---    ---         ---        ---
Foreign currency translation adjustment ---    ---         ---        ---
Comprehensive loss
                                     ------------------------------------------
Balance at December 31, 1998          6,635      7      15,673        (50)
Beneficial conversion on issuance of
 convertible note payable               ---    ---         613        ---
Sale of common stock                  2,903      3       3,051        ---
Conversion of note payable            1,981      2       2,065        ---
Exercise of stock options                72    ---         ---        ---
Amortization of deferred compensation   ---    ---         ---         50
Net loss                                ---    ---         ---        ---
Foreign currency translation adjustment ---    ---         ---        ---
Comprehensive loss
                                   =============================================
Balance at December 31, 1999         11,591   $ 12    $ 21,402      $   -
                                   =============================================

(continued)

                                           Other
                                       Comprehensive     Accumulated
                                       Income (Loss)       Deficit       Total
                                      ------------------------------------------

Balance at January 1, 1997                    $ ---        $ (1,158)  $ 12,337
Exercise of stock options                       ---             ---          4
Amortization of deferred compensation           ---             ---         90
Net loss                                        ---          (1,932)
Foreign currency translation adjustment         (12)            ---
Comprehensive loss                                                      (1,944)
                                       -----------------------------------------
Balance at December 31, 1997                    (12)         (3,090)    10,487
Sale of common stock                             ---            ---      1,950
Exercise of stock options                        ---            ---          1
Amortization of deferred compensation            ---            ---         90
Net loss                                         ---         (5,240)
Foreign currency translation adjustment          87             ---
Comprehensive loss                                                      (5,153)
                                       -----------------------------------------

Balance at December 31, 1998                     75          (8,330)     7,375
Beneficial conversion on issuance of
 convertible note payable                       ---             ---        613
Sale of common stock                            ---             ---      3,054
Conversion of note payable                      ---             ---      2,067
Exercise of stock options                       ---             ---        ---
Amortization of deferred compensation           ---             ---         50
Net loss                                        ---          (6,329)
Foreign currency translation adjustment         (33)            ---
Comprehensive loss                                                      (6,362)
                                   =============================================
Balance at December 31, 1999                   $ 42       $ (14,659)   $ 6,797
                                   =============================================



       The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                             1999           1998          1997
                                             ----           ----          ----
Cash flows from operating activities:
Net loss                                   ($6,329)        ($5,240)    ($1,932)
                                          --------------------------------------
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                 625             595         422
 Deferred income taxes                         ---              81         322
 Loss on disposal of fixed assets              ---             161          10
 Allowance for doubtful accounts              (291)            180         103
 Beneficial conversion on convertible
  note payable                                 613             ---         ---
 Deferred compensation amortization             50              90          90
 Changes in operating assets and liabilities:
  Accounts Receivable                         (520)            187        (387)
  Inventory                                 (1,405)           (248)       (636)
  Prepaid expenses and other assets             53             (50)        167
  Income tax                                   ---             544        (544)
  Accounts payable                             371             712         188
  Accrued liabilities                         (799)            482        (415)
  Customer deposits                            142            (140)       (247)
                                        ---------------------------------------
Total adjustments                           (1,161)          2,594        (927)
                                        ----------------------------------------

Net cash used in operating activities       (7,490)         (2,646)     (2,859)
                                        ----------------------------------------

Cash flows from investing activities:
Proceeds from sales of available-for-sale
 securities                                    601           1,109       4,926
Purchases of available-for-sale securities     ---             ---      (1,045)
Purchase of property and equipment, net
 of retirements                             (1,131)           (657)       (574)
                                       -----------------------------------------
Net cash provided by (used in) investing
 activities                                   (530)            452       3,307
                                       -----------------------------------------

Cash flows from financing activities:
Proceeds from issuance of convertible notes  4,167             ---         ---
Proceeds from sale of common stock           3,054           1,951           4
Proceeds from short-term borrowings            ---             500         287
Repayment of short-term borrowings             ---            (500)       (287)
                                      ------------------------------------------
Net cash provided by (used in) financing
 activities                                  7,221           1,951           4
                                      ------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                  (799)           (243)        452
Cash and cash equivalents at beginning
 of year                                     1,637           1,880       1,428
                                     -------------------------------------------
Cash and cash equivalents at end of year     $ 838         $ 1,637      $1,880
                                     ===========================================

Supplemental schedules of noncash investing and financing activities:

    Conversion of notes payable into common
    stock                                    $2,000        $   ---         ---
                                          ============   ===========  =========


     The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Summary of Significant Accounting Policies

      The Company

        Euphonix, Inc. (the "Company") was incorporated on July 6, 1988 in the state of California. Euphonix develops, manufactures and supports networked digital audio systems for music, film & TV post-production, broadcast, sound reinforcement and multimedia applications.

      Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Foreign Currency Translation

         The functional currency for the Company's Japanese subsidiary is the Yen. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of shareholders' equity.

      Foreign Currency Risk

         The Company does not enter into hedging arrangements to mitigate the foreign currency risk with respect to foreign currency denominated assets and liabilities. An adverse change in the foreign exchange rate could result in foreign currency transaction losses that could materially affect the Company's operations, financial position and cash flows. Foreign exchange gains were $48,000, $14,000 and $6,000 for the years ended December 31, 1999, 1998, and 1997 respectively.


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

                                 EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998, the Company has categorized its short term investments, which are substantially money market funds, that invest in government obligations and corporate securities, as available-for-sale, and has included them in short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses, reported in a separate component of shareholders' equity. Unrealized holding gains and losses at December 31, 1998 were not material. Amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     Inventories

        Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (net realizable value).

    Property and Equipment, net

      Property and equipment are carried at cost. The Company provides for depreciation by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives on the straight-line basis.

   Revenue Recognition

        The Company generally recognizes revenue upon shipment. A provision for the estimated cost of installation and warranty is recorded at the time revenue is recognized.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. The Company's investments consist of certificates of deposits and money market funds, which invest in government obligations and corporate securities. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet. The Company manufactures and sells its products to end-users, sales representatives, distributors and leasing companies in the music, post production (film and television), and broadcast industries. The Company performs ongoing credit evaluations of its customers' financial condition and prior to shipping the product, generally requires a substantial deposit anywhere from $10,000 up to 50% of the mixing console's value and a firm purchase order. From time to time and depending on the financial condition of the customer, the Company may require payment of a substantial portion of the purchase price, an irrevocable letter of credit, or a purchase order from a third-party lessor. The Company is exposed to credit risks in the event of insolvency by its customers to the extent of amounts recorded on the balance sheet. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

                                 EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Warranty Accrual

        The Company provides a one-year parts and labor warranty on its products. The Company accrues for estimated warranty costs upon shipment.


  Comprehensive Income

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

 Advertising Costs

         The Company expenses advertising costs as incurred. Advertising expense was approximately $457,000, $504,000 and $435,000 in 1999, 1998 and 1997
respectively.

Stock-Based Compensation

       The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The compensation expense is recognized over the option vesting period.

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services."

Net loss per share

      Basic and diluted net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of common stock outstanding during the period. The calcula-tion of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock issuable upon the exercise of stock options and shares issuable upon the conversion of the convertible note payable.

                                  EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated (in thousands):


                                                  December 31,
                                  -----------------------------------------
                                    1999             1998        1997
                                    ----             ----        ----
Convertible note payable           2,888              ---          ---
Common stock options               2,558            1,800        1,166
                                  --------       ---------    ---------
                                   5,446            1,800        1,166
                                  ========       =========    =========


  Segment Information

      The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No.131"). The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the periods presented the Company operated in a single business segment.


  Reclassifications

     The Company has reclassified the presentation of certain 1998 balance sheet and 1998 and 1997 statement of cash flows information to conform to current year presentation. The reclassifications had no effect on the previous-ly reported financial position or results of operations.

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

      In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements used by the

                              EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Company for the sale of equipment may require a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's second quarter of its fiscal year ending on December 31, 2000.


2.       Balance Sheet Components (in thousands):

      (a) Inventories:
                                                           December 31,
                                             -----------------------------------
                                                      1999                1998
                                                      ----                ----
       Raw materials.............................. $ 2,878             $ 2,112
       Work-in-process............................   1,494               1,391
       Finished goods.............................   2,592               2,056
                                             ---------------     ---------------
                                                   $ 6,964             $ 5,559
                                             ===============     ===============

      (b) Property and equipment:

       Furniture and fixtures.....................$    248            $    225
       Computer equipment and purchased software..   2,226               1,849
       Leasehold improvements.....................     326                 321
       Demonstration equipment....................   1,059                 333
                                              --------------     ---------------
                                                     3,859               2,728
       Accumulated depreciation...................  (1,978)             (1,368)
                                              --------------     ---------------
       Property and equipment, net................ $ 1,881             $ 1,360
                                              ==============     ===============


         Depreciation expense was $610,000, $536,000, and $359,000 for the three years ended December 31, 1999, 1998 and 1997. The capital cost of assets acquired under capital leases was $170,000 for the years ended December 31, 1999, 1998, and 1997. The accumulated depreciation for the assets acquired uner capital lease was $168,000, $138,000 and $112,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


(c)      Accrued liabilities:

                                                           December 31,
                                              ----------------------------------
                                                      1999                1998
                                                      ----                ----
       Accrued compensation and related......     $    429            $    549
       Accrued warranty......................          244                 440
       Accrued commissions...................           83                 126
       Sales tax payable.....................           91                 188
       Other.................................          243                 434
                                             ---------------     ---------------
                                                   $ 1,090             $ 1,737
                                             ===============     ===============

                                   EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(d)      Convertible long-term note payable:

          On July 30, 1999, the Company executed a promissory note with an existing investor and other parties under which the Company was authorized to draw up to $2,100,000 through October 31, 1999. The note accrues interest at 7.75% per annum with principal and accrued interest due at July 30, 2001. The assets of the Company are pledged as collateral. The conversion feature of the note allows the holder to convert the note into common stock of the Company at a rate of $0.75 per share, and was subject to shareholders' approval which
          was obtained on October 22, 1999.   At the date of  issuance of the
          note, the quoted market price of the stock was $0.969 per share, resulting in a beneficial conversion feature in the amount of $613,000. The beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time of shareholder approval.

3.   Commitments and contingencies

        Contingencies

         From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

        Lease Commitments

        The Company leases facilities for its headquarters in Palo Alto, California, its subsidiary in Woodinville, Washington, and its sales offices in Los Angeles, Nashville, New York, London and Tokyo. These operating lease agreements expire at various dates through August 2004, and all leases contain renewal options. Certain leases contain provisions for rental adjustments and require the Company to pay property taxes, insurance, and normal maintenance costs. In September 1998, the Company sub-leased portions of its facilities in Palo Alto, California and New York.

The aggregate future minimum lease payments under operating leases are as follows (in thousands):

                                                                       Net
                                  Facilities          Subleases     Commitments
                2000....         $    1,002           $    286        $    716

                2001....                939                 72             867

                2002....                966               ----             966

                2003....                960               ----             960

              Thereafter                704               ----             704
                               --------------     ---------------   ------------
               Total             $    4,571          $     358        $  4,213
                               ==============     ===============   ============

                                   EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Total rent expense was approximately $967,000, $744,000 and $652,000 in 1999, 1998 and 1997, respectively.

4.  Shareholders' Equity

      Preferred Stock

         The Company is authorized to issue 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's shareholders.

      Common Stock

         In January 1999, the Company received proceeds of $1,304,000 from new and existing investors in exchange for the issuance of 1,320,000 shares of $0.001 par value common stock. On April 23, 1999, the Company executed a convertible promissory note with certain new and existing investors for $2,000,000, which was due on April 23, 2001, accrued interest at 7.75% per annum, and was convertible at the rate of $1.03 per share. In October 1999, the holders of the note converted the $2,000,000 principal amount and $67,000 accrued interest into 1,981,000 shares of common stock. On Novem-ber 9, 1999, the Company entered into an agreement with existing and new investors who purchased 1,583,000 shares of common stock of the Company at $1.1064 per share for aggregate proceeds of $1,750,000. During 1999 the Company issued 72,000 shares upon exercise of stock options and stock purchase rights of employees.

       1990 Stock Plan

        The 1990 Stock Plan (the "1990 Plan") provides for the grant of incentive stock options to employees of the Company and nonstatutory stock options and stock purchase rights to employees of the Company. The Company has authorized 2,042,281 shares of common stock for issuance under the 1990 Plan. At December 31, 1999, 7,652 stock option shares were available for grant under the Plan. Options issued under the 1990 Plan are exercisable upon vesting, which is generally four to five years.


      1995 Performance Based Stock Option Plan

        The 1995 Performance Based Stock Option Plan (the "1995 Plan") provides for the grant of incentive stock options and nonstatutory options to employees of the Company. A total of 50,000 shares of common stock has been reserved for issuance under the 1995 Plan. At December 31, 1999, 24,750 stock option shares were available to grant under the Plan. Prior to 1997, options granted under the 1995 Plan during 1995 vest at the rate of one-third of the shares one year following the vesting commencement date, with one thirty-sixth of the shares vesting each month thereafter. All options granted under the 1995 Plan during 1997 shall vest on December 11, 2000; provided, however, that if any time prior to December 11, 2000 the optionee meets the performance targets set for such

                              EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

optionee by the Board of Directors for fiscal year 1998, 1999 or 2000, then all of the shares subject to the option shall vest upon the date such targets are met.

    1995 New Director Option Plan

        The 1995 New Director Option Plan (the "Directors' Plan") authorizes the Company to issue nonstatutory stock options to purchase up to 50,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the grant date. At December 31, 1999, 28,500 stock option shares were available to grant under the Plan. The Directors' Plan provides that each person who is an outside director on the effective date of the Directors' Plan and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 5,000 shares. Additionally, each outside director shall be automatically granted an option to purchase 5,000 shares on the date of each annual shareholders' meeting provided he is an outside director as of the date of such meeting and is reelected to the Board of Directors at such meeting. Options under the plan are fully vested and exercisable as of the date of grant.

       1997 Nonstatutory Stock Option Plan

        The 1997 Nonstatutory Stock Plan (the "1997 Plan") authorizes the Company to issue nonstatutory stock options to employees of the Company. A total of 750,000 shares of common stock have been reserved for issuance under the 1997 Plan. At December 31, 1999, 11,500 stock option shares were available to grant under the Plan. Prior to 1998, options granted under the 1997 Plan during 1997 vest on December 11, 2000; provided, however, that if any time prior to December 11, 2000 the optionee meets the performance targets set for such optionee by the Board of Directors for fiscal year 1998, 1999, or 2000, then all of the shares subject to the option shall vest upon the date such targets are met.

     1999  Stock Plan

        The 1999 Stock Plan (the "1999 Plan") provides for the grant of incentive stock options to employees of the Company and nonstatutory stock options and stock purchase rights and common stock equivalents to employees of the Company. The Company has authorized 750,000 shares of common stock for issuance under the 1999 Plan. At December 31, 1999, 143,183 stock option shares were available for grant under the Plan. Options issued under the 1999 Plan are exercisable upon vesting, which is generally four years.

                                 EUPHONIX, INC.
                  NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS--(Continued)

A summary of the Company's stock option activity for all of its stock option plans, is as follows (in thousands except per share amounts):

                                                Outstanding
                                                 Options
                                               ---------------------------------

                                    Shares       Number of
                                  Available       Shares
                                  For Grant    Outstanding    Price per share
                                 -----------------------------------------------
Balance at January 1, 1997           722          654         $0.10 - $5.375
   Options authorized                750          ---              ---
   Granted                          (731)         731         $1.125 - $3.00
   Exercised                         ---          (25)         $0.10 - $1.25
   Canceled                          194         (194)         $0.10 - $5.375
                                 -----------------------------

Balance at December 31, 1997         935        1,166          $0.10 - $5.375
   Granted                          (654)         654        $0.9375 - $2.50
   Exercised                         ---           (5)         $0.15 - $0.20
   Canceled                           15          (15)         $0.15 - $5.375
                                 -----------------------------

Balance at December 31, 1998         296        1,800          $0.10 - $5.375
   Authorized                        750          ---               ---
   Granted                          (938)         938          $0.001 - $1.25
   Exercised                         ---          (72)         $0.001 - $0.20
   Canceled                          108         (108)          $0.20 - $5.375
                                ------------------------------
Balance at December 31, 1999         216        2,558          $0.001 - $5.375

                                 =============================
(continued)



                                               ---------------------------------
                                                               Weighted
                                                               Average
                                                              Exercise
                                                                Price
                                 -----------------------------------------------
Balance at January 1, 1997                                      $4.08
   Options authorized                                             ---
   Granted                                                       1.59
   Exercised                                                     0.16
   Canceled                                                      3.06


Balance at December 31, 1997                                     2.77
   Granted                                                       1.27
   Exercised                                                     0.18
   Canceled                                                      2.13


Balance at December 31, 1998                                     2.25
   Authorized                                                     ---
   Granted                                                       0.93
   Exercised                                                    0.003
   Canceled                                                      1.88


Balance at December 31, 1999                                    $2.77



The following table summarizes information about stock options outstanding at December 31, 1999:

                                     Options          Outstanding
                                -----------------------------------
                                                      Weighted
                                     Number of         Average         Weighted
               Range of                 Shares        Remaining         Average
              Exercise            Outstanding        Contractual       Exercise
              Prices             (in thousands)     Life (in years)      Price
                                ------------------ ----------------- -----------
            $0.10-$0.15                     13            2.3            $0.14
            $0.16-$1.25                  1,389            9.1             1.01
            $1.26-$2.00                    732            7.9             1.65
            $2.01-$4.00                     74            5.5             3.00
            $4.01-$5.38                    350            5.8             5.37
                                ------------------
         Total                           2,558            8.2            $1.84
                                ==================

(continued)
                                     Options          Exercisable
                                 ----------------------------------

                                      Number of       Weighted
               Range of               Options          Average
               Exercise             Exercisable       Exercise
               Prices              (in thousands)     Price
                                ------------------  ----------------
            $0.10-$0.15                   13            $0.14
            $0.16-$1.25                  241             0.99
            $1.26-$2.00                  339             1.77
            $2.01-$4.00                   69             3.00
            $4.01-$5.38                  304             5.37
                                 ------------------
         Total                           966            $2.77
                                 ==================

There were 528,000 and 244,000 outstanding options that were exercisable at December 31, 1998 and 1997, respectively.

                                    EUPHONIX, INC.
                  NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS--(Continued)


     Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value method. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option-pricing model. The minimum value method differs from the Black-Scholes option-pricing model because it does not consider the effect of expected volatility. The following weighted average assumptions were used for 1999, 1998, and 1997, respectively: risk-free interest rates of 6.44%, 5.59%, and 6.27%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 78% in 1999, 90.0 % in 1998 and 80.0% in 1997; and a weighted average expected life of the option of 6 years.

      The weighted-average grant-date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $0.93, $0.94 and $1.18, respectively. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               Year Ended December 31,
                                               -----------------------
                                        1999             1998             1997
                                        ----             ----             ----
                                      (in thousands, except per share amounts)
Pro forma net loss.................$   (7,213)      $   (6,220)      $   (2,501)
Pro forma net loss per share:
 Basic and diluted.................$    (0.84)      $    (0.97)      $    (0.45)



5.  Income Taxes

       No provision for federal or state income taxes was recorded for the years ended December 31, 1999 and 1998 as the Company incurred net operating losses during the period. The provision for taxes in 1997 represents current federal taxes.

                                 EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Deferred tax assets consist of the following (in thousands):

                                                            December 31,
                                                 -------------------------------
                                                        1999               1998
 Deferred tax assets:
  Net operating loss carryforwards............... $      4,185          $ 2,200
  Credit carryforwards...........................          862              500
  Capitalized research and development...........          514              400
  Reserves and other.............................          737              500
                                                 --------------     ------------
 Deferred tax assets.............................        6,298            3,600
 Deferred tax liabilities:
  Depreciation...................................          ---             (200)
                                                 --------------     ------------
 Net deferred tax assets.........................        6,298            3,400
 Valuation allowance.............................       (6,298)          (3,400)
                                                 --------------     ------------
 Total...........................................  $      ----           $ ----
                                                 ==============     ============

      The deferred tax assets valuation allowance at December 31, 1999 and 1998 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

      Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                          December 31,
                                                    ------------------------
                                                    1999       1998     1997
                                                    ----       ----     ----
            Tax at federal statutory rate          (34)%       (34)%    (34)%
            State taxes                             (6)%        (6)%     ---
            Research and development credits        ---        (10)%     ---
            Beneficial conversion of note payable    3 %        ---      ---
            Other                                   ---         (4)%     ---
            Non recognition of tax benefit          37%         54%      24%
                                                   ------     ------    -----
                                                     0%          0%     (10)%
                                                   ======     ======    =====


     As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $11,947,000. The Company also had federal research and development tax credit carryforwards of approximately $435,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2005 through 2018, if not utilized.

                                 EUPHONIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

6.  Segment Disclosures

       The Company operates in a single industry segment, designing, developing, manufacturing and marketing of digitally controlled audio mixing consoles for use in the production of audio content for the music, post production (film and television) and broadcast industries. Net revenue from the sale of digitally controlled audio mixing consoles accounted for 75%, 82%, and 78% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. These revenues were generated primarily from the CS3000 (which accounted for 51%, 93% and 45% of mixing console revenue for the years ended December 31, 1999, 1998 and 1997), and the System 5 digital console (which accounted for 47% of mixing console revenue for 1999), and CS2000 (which accounted for 2%, 7% and 55% of mixing console revenue for the years ended December 31, 1999, 1998 and
1997). The Company also derives revenues from the sale of it's new R-1 multitrack recorder which accounted for 10% of consolidated revenues for the year ended December 31,1999, and it's discontinued PC-based digital audio workstations, which accounted for 1%, 4% and 7% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The remainder of the Company's revenues for the years ended December 31, 1999, 1998 and 1997 were derived from the sale of accessories to the consoles.

         The Company markets its products in the United States and in foreign countries through its sales personnel, sales representatives and distributors. The Company's geographic information is as follows:

Revenues (in thousands):
-----------------------
                                         Year ended  December 31,
                        --------------------------------------------------------
                              1999                1998                1997
                              ----                ----                ----
United States          $   9,196   67 %      $  8,903   57 %   $  11,009   61 %

Export:
 Europe                    1,739   13           1,025    7         2,021   11
 Japan                     1,594   11           3,361   21         1,817   10
 Other international       1,277    9           2,325   15         3,246   18
                       ---------  -----        ------- ----      -------- -----
Total                  $  13,806  100%       $ 15,614  100%    $  18,093  100%
                       ========== =====       ======== ====      ======== =====

Long-lived assets (in thousands):
---------------------------------
                                  December 31,
                        ------------------------------
                            1999              1998
                            ----              ----
United States          $   1,772            $  1,342
Europe                       163                  71
Japan                         35                  40
                       ----------          ----------
Total                  $   1,970            $  1,453
                      ===========          ==========


                                 EUPHONIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7.  Concentration of Other Risks

      Products

        The Company has derived substantially all of its revenues to date from sales of its digitally controlled audio mixing console system. The Company expects that its ability to maintain or expand its current levels of revenues and profits, if any, in the future will depend upon, among other things, its success in selling its new System 5 digital console and R-1 multitrack recorder, enhancing its new System 5 digital system with features including new software and hardware add-ons and developing and marketing new products and features which meet new market demands and changing customer requirements on a timely basis.

      Markets

        The markets for the Company's products are characterized by rapidly changing technologies, significant price competition and frequent new product introductions. The Company believes that it must continue to gain market share in all markets. If, in the future, there should be a significant downturn in any of the markets, the Company's business could be materially and adversely affected.

      Inventories

        The Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the financial statements.

      Customers

        The Company markets and sells its products primarily to a broad base of customers comprised of end-users and sales representatives. No one end-user or distributor constituted 10% or more of net revenues in 1999, 1998, and 1997.

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

                                 EUPHONIX, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

components pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers.

9.  Benefit Plans

      Defined Contribution Plan

        The Company has an employee 401(k) salary deferral plan (the "Plan") that allows voluntary contributions by all full-time U.S. employees. Eligible employees may contribute from 1% to 20% of their respective compensation. The Company does not contribute to the Plan.

10.  Related Party Transactions

        On April 23, 1999, the Company issued a convertible promissory note with certain new and existing investors for $2,000,000. As more fully described in note 4, in October 1999, the note was converted into 1,981,000 shares of common stock.

        In connection with this transaction, a director who had loaned $400,000, as part of the issuance of the note, converted his portion of the note into 395,741 shares of common stock.

        Onset Enterprises Associates III L.P. also participated in this convertible promissory note, and received 991,051 shares of common stock upon conversion of its portion of the note. The managing director of Onset Enterprises Associates III L.P. is also a director of the Company.

        In December 1999, the Company sold a System 5 digital console and R-1 multitrack recorder for $481,000 to Soundproof Studios, of which a shareholder is the majority owner. A corresponding receivable for the same amount is included on the balance sheet at December 31, 1999.

11.  Subsequent Events

         Joint Venture

         On February 18, 2000, Euphonix, Inc. entered into a Shareholders Agreement with Audio Exports and Euphonix UK Ltd. to set-up Euphonix Europe, whose objective will be to carry on the business of distribution of Euphonix products within Europe. In connection with the above, Euphonix Inc. entered into an International Distributor Agreement with Audio Exports. Both of these agreements will become effective on April 1, 2000.

      Financing

      In connection with the joint venture with Audio Exports, the President of Audio Exports purchased 240,000 shares of common stock for $300,000.

                                   EUPHONIX, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


      On February 22, 2000, the Company executed a promissory note with existing investors under which the Company is authorized to draw up to $1,500,000 through February 22, 2001. The note accrues interest at 10% per annum with principal and accrued interest due at February 22, 2001. The assets of the company are pledged as collateral. The note contains a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $2 17/32 per share. Shareholder approval had not been obtained as of March 1, 2000.
In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On November 15, 1999 the Company dismissed Ernst and Young LLP as its independent accountants. The reports of Ernst & Young LLP on the financial statements of the Company for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to change independent accountants was approved by the Company's Audit Committee and the Board of Directors. During the Company's two most recent fiscal years and through the date of this Report, the Company has no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference thereto in its report on the financial statements, of the Company for such years. During the Company's two most recent fiscal years and through the date of this Report, the Company has had not reportable events (as defined in Item 304(a)(1)(v) of the Regulation S-K).

      The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of November 15, 1999.

                                   PART III

         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 26, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant.
(a) Executive Officers -- See the section entitled "Management--Executive Officers" in Part I, Item 1 hereof.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information requested by this Item is incorporated by reference to the Section entitled " Principle Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

The information requested by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.

      (a) 1. List of Financial Statement Schedules audited by Pricewaterhouse-Coopers LLP

              The following financial statements of Euphonix, Inc., are included in Item 8:

              Consolidated Balance Sheet as of December 31, 1999

              Consolidated Statement of Operations for the year ended December 31, 1999

              Consolidated Statement of Shareholders' Equity for the year ended December 31, 1999

              Consolidated Statement of Cash Flows for the year ended December 31, 1999

              Notes to Consolidated Financial Statements

          2. List of Financial Statement Schedules audited by Ernst & Young LLP

              The following financial statements of Euphonix, Inc., are included in Item 8:

              Consolidated Balance Sheet as of December 31, 1998

              Consolidated Statements of Operations for each of the two years in the period ended December 31, 1998

              Consolidated Statements of Shareholders' Equity for each of the two years in the period ended December 31, 1998

              Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1998

              Notes to Consolidated Financial Statements

           3.  Supplemental Schedule

              Financial statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits,
Exhibit
Number            Description Of Document

3.1(1)                Amended and Restated Articles of Incorporation of the
                      Registrant.
3.2(1)                Bylaws of the Registrant.
10.1(1)               Form of Indemnification Agreement between the Registrant
                      and each of its directors and officers.
10.2(3)               1990 Stock Plan and forms of stock option agreement and
                      restricted stock purchase agreement thereunder.
10.3(1)               1995 Performance Based Stock Option Plan and form of stock option Agreement thereunder.
10.4(1)               1995 New Director Option Plan and form of stock option
                      agreement thereunder.
10.5(4)               1997 Nonstatutory Stock Option Plan and form of stock
                      option agreement thereunder.
10.6                  1999 Stock Option Plan and form of agreements thereunder.
10.7(1)               Modification Agreement dated November 6, 1991, among the
                      Registrant and certain shareholders of the Registrant.
10.8(1)               Credit Agreement dated September 30, 1994 between the
                      Registrant and Bank of the West, as amended.
10.9(1)               Lease Agreement dated December 31,1990, as amended May 14,
                      1993, by and between the Registrant and El Camino Center.
10.10(2)              Agreement  and Plan of  Reorganization  dated  January 15,
                      1996 by and among the Registrant,  Spectral, Incorporated,
                      Euphonix Acquisition  Corporation and certain shareholders of Spectral, Incorporated.
10.11(6)              Common Stock Purchase Agreement dated March 16, 1998
                      between the Registrant and the purchasers thereunder.
10.12(6)              Common Stock Purchase Agreement dated January 26, 1999
                      between the Registrant, Dieter Meier and Stephen D.
                      Jackson
10.13                 Amendment dated October 11, 1999 to Common Stock Purchase
                      Agreement dated January 26, 1999 between Registrant,
                      Dieter Meier, Stephen D. Jackson, Onset Enterprise
                      Associates, Linda Wei-Lee Chang 1998 Trust, Michael M.
                      Chang 1998 Trust, Milton M.T. Chang, Scott Silfvast and
                      Amy Silfast.
10.14(6)              Registration  Rights  Agreement  dated  January 26,  1999
                      between the Registrant and the purchasers thereunder.10.15
                      Amendment dated October 11, 1999 to Registration Rights
                      Agreement dated January 26, 1999 between the Registrant and purchasers thereunder.
10.16(5)              Secured Promissory Note dated April 23, 1999 between the
                      Registrant and the investors thereunder.
10.17                 Secured Promissory Note dated July 30, 1999 between the
                      Registrant and investors thereunder.
10.18                 Common Stock Purchase Agreement dated November 9, 1999
                      between the Registrant and D. Meier, Onset Enterprise
                      Associates, Stephen D. Jackson and Walter Bosch.
10.19                 Registration Rights Agreement dated November 9, 1999
                      between the Registrant and Dieter Meier, Onset Enterprise
                      Associates, Stephen D. Jackson and Walter Bosch.
23.1                  Consent of PricewaterhouseCoopers, LLP, Independent
                      Accountants
23.2                  Consent of Ernst & Young LLP, Independent Auditors
24.1                  Power of Attorney (see page 57)
27.1                  Financial Data Schedule


(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.

(2) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 8-K filed on February 7, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on From S-8 (File No.333-17545), effective December 10, 1996.

(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-68425), effective December 4, 1998.

(5) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 10-K filed on April 26, 1999.

(6) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 10-K/A filed on May 10, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 15th day of March, 2000.

                                 EUPHONIX, INC.

                             /s/ BARRY L. MARGERUM
                           -------------------------
                                 Barry Margerum
                 Chief Executive Officer, President and Director


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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated:

      Signature                          Title                           Date
      ---------                          -----                           ----
 /s/ JAMES DOBBIE              Chairman                          March 15, 2000
---------------------------
     James Dobbie

/s/ BARRY L. MARGERUM          Chief Executive Officer,          March 15, 2000
---------------------------    President, Director, (Principal
   Barry L. Margerum           Executive and Financial Officer)


/s/ SCOTT W. SILFVAST          Director, Senior Vice President   March 15, 2000
---------------------------
   Scott W. Silfvast

/s/MILTON M.T. CHANG PH.D.     Director                          March 15, 2000 .
---------------------------
   Milton M.T. Chang, Ph.D.

/s/ ROBERT F. KUHLING          Director                          March 15, 2000
---------------------------
    Robert F. Kuhling

/s/ HARRIET N. DIETZ           Controller, (Principal Accounting  March 15, 2000
---------------------------    Officer)
    Harriet N. Dietz

                                 EUPHONIX, INC.

                                 1999 STOCK PLAN

1. Purposes of the Plan. The purposes of this 1999 Stock Plan are:
o to attract and retain the best available personnel for positions of substantial responsibility, o to provide additional incentive to Employees, Directors and Consultants, and o to promote the success of the Company's business.

Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights and Common Stock Equivalents may also be granted or awarded under thePlan.

2. Definitions. As used herein, the following definitions shall apply:

"Administrator"   means  the  Board  or  any  of  its  Committees  as  shall  be administering the Plan, in accordance with Section 4 of the Plan.

"Applicable Laws" means the requirements relating to the administration of stock option plans under U.S. state corporate laws, U.S. federal and state securities laws, the Code, any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any foreign country or jurisdiction where Awards are, or will be, granted under the Plan.

"Award" means an award of Options, Stock Purchase Rights or Common Stock Equivalents pursuant to the terms of the Plan.

"Board" means the Board of Directors of the Company. "Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means a committee of Directors appointed by the Board in accordance with Section 4 of the Plan.

"Common Stock" means the common stock of the Company.

"Common Stock Equivalent" means an unfunded and unsecured right to receive Shares in the future that may be granted to a Service Provider pursuant to
Section 12. "Common Stock Equivalent Agreement" means a written agreement between the Company and a Service Provider evidencing the terms and conditions of an individual Common Stock Equivalent grant or Award. The Common Stock Equivalent Agreement is subject to the terms and conditions of the Plan. "Company" means Euphonix, Inc., a California corporation.

"Consultant" means any person, including an advisor, engaged by the Company or a Parent or Subsidiary to render services to such entity.

"Director" means a member of the Board.

"Disability" means total and permanent disability as defined in Section 22(e)(3) of the Code.

"Employee" means any person, including Officers and Directors, employed by the Company or any Parent or Subsidiary of the Company. A Service Provider shall not cease to be an Employee in the case of (i) any leave of absence approved by the Company or (ii) transfers between locations of the Company or between the

Company, its Parent, any Subsidiary, or any successor. For purposes of Incentive Stock Options, no such leave may exceed ninety (90) days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. If reemployment upon expiration of a leave of absence approved by the Company is not so guaranteed, on the 181st day of such leave any Incentive Stock Option held by the Optionee shall cease to be treated as an Incentive Stock Option and shall be treated for tax purposes as a Nonstatutory Stock Option. Neither service as a Director nor payment of a director's fee by the Company shall be sufficient to constitute "employment" by the Company.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Fair Market Value" means, as of any date, the value of Common Stock determined as follows:
If the Common Stock is listed on any established stock exchange or a national market system, including without limitation the Nasdaq National Market or The Nasdaq SmallCap Market of The Nasdaq Stock Market, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable;

If the Common Stock is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a Share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the day of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable; or

In the absence of an established market for the Common Stock, the Fair Market Value shall be determined in good faith by the Administrator.

"Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code and the regulations promulgated thereunder.

"Nonstatutory Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

"Notice of Grant" means a written or electronic notice evidencing certain terms and conditions of an Award.

"Officer"  means a person who is an officer of the Company within the meaning of
Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

"Option" means a stock option granted pursuant to the Plan.

"Option Agreement" means an agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. The Option Agreement is subject to the terms and conditions of the Plan and the Notice of Grant.

"Option Exchange Program" means a program whereby outstanding Options are surrendered in exchange for Options with a lower exercise price.

"Optioned Stock" means the Common Stock subject to an Option or Stock Purchase Right.

"Optionee" means the holder of an outstanding Option or Stock Purchase Right granted under the Plan.

"Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

"Plan" means this 1999 Stock Plan.

"Restricted Stock" means shares of Common Stock acquired pursuant to a grant of Stock Purchase Rights under Section 11 of the Plan.

"Restricted Stock Purchase Agreement" means a written agreement between the Company and the Optionee evidencing the terms and restrictions applying to stock purchased under a Stock Purchase Right. The Restricted Stock Purchase Agreement is subject to the terms and conditions of the Plan and the Notice of Grant.

"Rule 16b-3" means Rule 16b-3 of the Exchange Act or any successor to Rule 16b-3, as in effect when discretion is being exercised with respect to the Plan.

"Section 16(b) " means Section 16(b) of the Exchange Act.

"Service Provider" means an Employee, Director or Consultant.

"Share"  means a share of the Common  Stock,  as  adjusted  in  accordance  with
Section 14 of the Plan.

"Stock  Purchase  Right" means the right to purchase  Common  Stock  pursuant to
Section 11 of the Plan, as evidenced by a Notice of Grant.

"Subsidiary"  means  a  "subsidiary  corporation",   whether  now  or  hereafter
existing, as defined in Section 424(f) of the Code.

3. Stock Subject to the Plan. Subject to the provisions of Section 14 of the Plan, the maximum aggregate number of Shares available under the Plan is 750,000 Shares. The Shares may be authorized, but unissued, or reacquired Common Stock.
                  If an Option or Stock Purchase Right expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an Option Exchange Program, or if a Common Stock Equivalent is forfeited prior to conversion, the unpurchased or unissued Shares which were subject thereto shall become available for future grant or sale under the Plan (unless the Plan has terminated); provided, however, that Shares that have actually been issued under the Plan, whether upon exercise of an Option or Right, shall not be returned to the Plan and shall not become available for future distribution under the Plan, except that if Shares of Restricted Stock are repurchased by the Company at their original purchase price, such Shares shall become available for future award under the Plan.

4. Administration of the Plan.

         Procedure.

Multiple Administrative Bodies. The Plan may be administered by different Committees with respect to different groups of Service Providers.

Section 162(m). To the extent that the Administrator determines it to be desirable to qualify Options granted hereunder as "performance-based compensation" within the meaning of Section 162(m) of the Code, the Plan shall be administered by a Committee of two or more "outside directors" within the meaning of Section 162(m) of the Code.

Rule 16b-3. To the extent desirable to qualify transactions hereunder as exempt under Rule 16b-3, the transactions contemplated hereunder shall be structured to satisfy the requirements for exemption under Rule 16b-3.

 Other Administration. Other than as provided above, the Plan shall be administered by (A) the Board or (B) a Committee, which committee shall be constituted to satisfy Applicable Laws.

Powers of the Administrator. Subject to the provisions of the Plan, and in the case of a Committee, subject to the specific duties delegated by the Board to such Committee, the Administrator shall have the authority, in its discretion:

o        to determine the Fair Market Value;

o       to select the Service Providers to whom Awards may be granted hereunder;

o to determine the number of shares of Common Stock to be covered by each Award granted hereunder;

o        to approve forms of agreement for use under the Plan;

o to determine the terms and conditions, not inconsistent with the terms of the Plan, of any Award granted hereunder. Such terms and conditions include, but are not limited to, the exercise price, the time or times when Options or Stock Purchase Rights may be exercised (which may be based on performance criteria), the time or times when Common Stock Equivalents may be converted to Shares, any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any Award or the shares of Common Stock relating thereto, based in each case on such factors as the Administrator, in its sole discretion, shall determine;

o to reduce the exercise price of any Option or Stock Purchase Right to the then current Fair Market Value, or to adjust the number of Shares subject to a Common Stock Equivalent, if the Fair Market Value of the Shares shall have declined since the date the Award was granted;

o        to institute an Option Exchange Program;

o to construe and interpret the terms of the Plan and Awards granted pursuant to the Plan;

o to prescribe, amend and rescind rules and regulations relating to the Plan, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

o to modify or amend each Award (subject to Section 16(c) of the Plan), including the discretionary authority to extend the post-termination exercisability period of Options longer than is otherwise provided for in the Plan;

o to allow Optionees to satisfy withholding tax obligations by electing to have the Company withhold from the Shares to be issued upon exercise of an Option or Stock Purchase Right that number of Shares having a Fair Market Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined. All elections by an Optionee to have Shares withheld for this purpose shall be made in such form and under such conditions as the Administrator may deem necessary or advisable;

o to authorize any person to execute on behalf of the Company any instrument required to effect an Award previously made by the Administrator;

o to make all other determinations deemed necessary or advisable for administering the Plan.

     Effect  of  Administrator's   Decision.   The  Administrator's   decisions,
determinations and interpretations shall be final and binding on all Optionees and any other holders of Awards.

5. Eligibility. Nonstatutory Stock Options, Stock Purchase Rights and Common Stock Equivalents may be granted to Service Providers.
Incentive Stock Options may be granted only to Employees.

6.  Limitations.

         Each Option shall be designated in the Option Agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of the Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds $100,000, such Options shall be treated as Nonstatutory Stock Options. For purposes of this Section 6(a), Incentive Stock Options shall be taken into account in the order in which they were granted. The Fair Market Value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

         Neither the Plan nor any Award shall confer upon an Optionee any right with respect to continuing the Optionee's relationship as a Service Provider with the Company, nor shall they interfere in any way with the Optionee's right or the Company's right to terminate such relationship at any time, with or without cause.

         The following limitations shall apply to grants of Options:
                  No Service Provider shall be granted, in any fiscal year of the Company, Options to purchase more than 400,000 Shares.

                  In connection with his or her initial service, a Service Provider may be granted Options to purchase up to an additional 200,000 Shares which shall not count against the limit set forth in subsection (i) above.

                  The foregoing limitations shall be adjusted proportionately in connection with any change in the Company's capitalization as described in
Section 14.

                  If an Option is cancelled in the same fiscal year of the Company in which it was granted (other than in connection with a transaction described in Section 14), the cancelled Option will be counted against the limits set forth in subsections (i) and (ii) above. For this purpose, if the exercise price of an Option is reduced, the transaction will be treated as a cancellation of the Option and the grant of a new Option.

7. Term of Plan. Subject to Section 20 of the Plan, the Plan shall become effective upon its adoption by the Board. It shall continue in effect for a term of ten (10) years unless terminated earlier under Section 16 of the Plan.

8. Term of Option. The term of each Option shall be stated in the Option Agreement. In the case of an Incentive Stock Option, the term shall be ten (10) years from the date of grant or such shorter term as may be provided in the Option Agreement. Moreover, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Incentive Stock Option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant or such shorter term as may be provided in the Option Agreement.

9.  Option Exercise Price and Consideration.

         Exercise Price. The per share exercise price for the Shares to be issued pursuant to exercise of an Option shall be determined by the Administrator, subject to the following:

                         In the case of an Incentive Stock Option

      granted to an Employee who, at the time the Incentive Stock Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

      granted to any Employee other than an Employee described in paragraph (A) immediately above, the per Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

                  In the case of a Nonstatutory Stock Option, the per Share exercise price shall be determined by the Administrator. In the case of a Nonstatutory Stock Option intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the per Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

                 Notwithstanding the foregoing, Options may be granted with a per Share exercise price of less than 100% of the Fair Market Value per Share on the date of grant pursuant to a merger or other corporate transaction.

Waiting Period and Exercise Dates. At the time an Option is granted, the Administrator shall fix the period within which the Option may be exercised and shall determine any conditions which must be satisfied before the Option may be exercised.

Form of Consideration. The Administrator shall determine the acceptable form of consideration for exercising an Option, including the method of payment. In the case of an Incentive Stock Option, the Administrator shall determine the acceptable form of consideration at the time of grant. Such consideration may consist entirely of:
                                        cash;

                                       check;

                                      promissory note;

                          other Shares which (A) in the case of Shares  acquired
upon exercise of an option, have been owned by the Optionee for more than six months on the date of surrender, and (B) have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares as to which said Option shall be exercised;

                         consideration  received  by the Company under a cash-
less  exercise  program implemented  by the Company in connection with the Plan;

                        a reduction in the amount of any Company liability to the Optionee, including any liability attributable to the Optionee's partici-pation in any Company-sponsored deferred compensation program or arrangement;

                         any combination of the foregoing methods of payment; or

                         such other  consideration  and method of payment for
the issuance of Shares to the extent permitted by Applicable Laws.

10. Exercise of Option.

           Procedure for Exercise; Rights as a Shareholder. Any Option granted hereunder shall be exercisable according to the terms of the Plan and at such times and under such conditions as determined by the Administrator and set vesting of Options granted hereunder shall be tolled during any unpaid leave of absence. An Option may not be exercised for a fraction of a Share.

      An Option shall be deemed exercised when the Company receives: (i) written or electronic notice of exercise (in accordance with the Option Agreement) from the person entitled to exercise the Option, and (ii) full payment for the Shares with respect to which the Option is exercised. Full payment may consist of any consideration and method of payment authorized by the Administrator and permitted by the Option Agreement and the Plan. Shares issued upon exercise of an Option shall be issued in the name of the Optionee or, if requested by the Optionee, in the name of the Optionee and his or her spouse. Until the Shares are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such Shares promptly after the Option is exercised. No adjustment will be made for a dividend or other right for which the record date is prior to the date the Shares are issued, except as provided in Section 14 of the Plan.

           Exercising an Option in any manner shall decrease the number of Shares thereafter available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

         Termination of Relationship as a Service Provider. If an Optionee ceases to be a Service Provider, other than upon the Optionee's death or Disability, the Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement to the extent that the Option is vested on the date of termination (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for three (3) months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified by the Administrator, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

         Disability of Optionee. If an Optionee ceases to be a Service Provider as a result of the Optionee's Disability, the Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement to the extent the Option is vested on the date of termination (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for twelve (12) months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

         Death of Optionee. If an Optionee dies while a Service Provider, the Option may be exercised within such period of time as is specified in the Option Agreement (but in no event later than the expiration of the term of such Option as set forth in the Notice of Grant), by the Optionee's estate or by a person who acquires the right to exercise the Option by bequest or inheritance, but only to the extent that the Option is vested on the date of death. In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for twelve (12) months following the Optionee's termination. If, at the time of death, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall immediately revert to the Plan. The Option may be exercised by the executor or administrator of the Optionee's estate or, if none, by the person(s) entitled to exercise the Option under the Optionee's will or the laws of descent or distribution. If the Option is not so exercised within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

         Buyout Provisions. The Administrator may at any time offer to buy out for a payment in cash or Shares an Option previously granted based on such terms and conditions as the Administrator shall establish and communicate to the Optionee at the time that such offer is made.

11.  Stock Purchase Rights.

         Rights to Purchase. Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other Awards granted under the Plan and/or cash awards made outside of the Plan. After the Administrator determines that it will offer Stock Purchase Rights under the Plan, it shall advise the offeree in writing or electronically, by means of a Notice of Grant, of the terms, conditions and restrictions related to the offer, including the number of Shares that the offeree shall be entitled to purchase, the price to be paid, and the time within which the offeree must accept such offer. The offer shall be accepted by execution of a Restricted Stock Purchase Agreement in the form determined by the Administrator.

         Repurchase Option. Unless the Administrator determines otherwise, the Restricted Stock Purchase Agreement shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service with the Company for any reason (including death or Disability). The purchase price for Shares repurchased pursuant to the Restricted Stock Purchase Agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option shall lapse at a rate determined by the Administrator.

         Other Provisions. The Restricted Stock Purchase Agreement shall contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Administrator in its sole discretion.

         Rights as a Shareholder. Once the Stock Purchase Right is exercised, the purchaser shall have the rights equivalent to those of a shareholder, and shall be a shareholder when his or her purchase is entered upon the records of the duly authorized transfer agent of the Company. No adjustment will be made for a dividend or other right for which the record date is prior to the date the Stock Purchase Right is exercised, except as provided in Section 14 of the Plan.

12.  Common Stock Equivalents.

         Award of Common Stock Equivalents. Common Stock Equivalents may be awarded to Service Providers either alone, in addition to, or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. An Award of Common Stock Equivalents shall be made pursuant to a Common Stock Equivalent Agreement in such form as is determined by the Administrator.

         Bookkeeping Account; Nontransferability. The number of Common Stock Equivalents awarded pursuant to Section 12(a) to each Service Provider shall be credited to a bookkeeping account established in the name of the Service Provider. The Company's obligation with respect to such Common Stock Equivalents shall not be funded or secured in any manner. A Service Provider's right to receive Common Stock Equivalents may not be assigned or transferred, voluntarily or involuntarily, except as expressly provided herein.

         Dividends. If the Company pays a cash dividend with respect to the Shares at any time while Common Stock Equivalents are credited to a Service Provider's account, there shall be credited to the Service Provider's account additional Common Stock Equivalents equal to (a) the dollar amount of the cash dividend the Service Provider would have received had he or she been the actual owner of the Shares to which the Common Stock Equivalents then credited to the Service Provider's account relate, divided by (b) the Fair Market Value of one Share on the dividend payment date. The Company will pay the Service Provider a cash payment in lieu of fractional Common Stock Equivalents on the date of such dividend payment.

         Conversion. The Company shall deliver to the Service Provider (or his or her designated beneficiary or estate) a number of Shares equal to the whole number of Common Stock Equivalents then credited to the Service Provider's account, at such time or times as specified in the Service Provider's Common Stock Equivalent Agreement, or as otherwise provided herein.

         Shareholder Rights. A Service Provider (or his or her designated beneficiary or estate) shall not be entitled to any voting or other shareholder rights as a result of the credit of Common Stock Equivalents to the Service Provider's account, until certificates representing Shares are delivered to the Service Provider (or his or her designated beneficiary or estate) upon conversion of the Service Provider's Common Stock Equivalents pursuant to
Section 12(d).

13. Non-Transferability of Awards. Unless determined otherwise by the Administrator, an Award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the
Optionee, only by the Optionee. If the Administrator makes an Award transferable, such Award shall contain such additional terms and conditions as the Administrator deems appropriate.

14.  Adjustments Upon Changes in  Capitalization,  Dissolution,  Merger or Asset
Sale.

         Changes in Capitalization. Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Award, the number of Common Stock Equivalents credited to a Service Provider's account under Section 12(b) and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Awards have yet been granted or which have been returned to the Plan upon cancellation, forfeiture or expiration of an Award, as well as the price per share of Common Stock covered by each such outstanding Award, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Award.

         Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each holder of an Award as soon as practicable prior to the effective date of such proposed transaction. The Administrator in its discretion may provide (i) for an Optionee to have the right to exercise his or her Option until ten (10) days prior to such transaction as to all of the Optioned Stock covered thereby, including Shares as to which the Option would not otherwise be exercisable; (ii) that any Company repurchase option applicable to any Shares purchased upon exercise of an Option or Stock Purchase Right shall lapse as to all such Shares, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated; and (iii) that any Common Stock Equivalents credited to a Service Provider's account under Section 12(b) shall convert into Shares (as provided in Section 12(d)) immediately prior to the consummation of any such dissolution or liquidation. To the extent not exercised or converted, an Award will terminate immediately prior to the consummation of such proposed action.

         Merger or Asset Sale. In the event of a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, each outstanding Award shall be assumed or an equivalent award substituted by the successor corporation or a Parent or Subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the Award, (i) each Optionee shall fully vest in and have the right to exercise the Option or Stock Purchase Right as to all of the Optioned Stock, including Shares as to which it would not otherwise be vested or exercisable, (ii) any Company repurchase option applicable to any Shares acquired upon exercise of an Option or Stock Purchase Right shall lapse as to all such Shares, and (iii) Common Stock Equivalents credited to a Service Provider's account under Section 12(b) shall convert into Shares (as provided in Section 12(d)) immediately prior to the merger or sale of assets. If an Option or Stock Purchase Right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Administrator shall notify the Optionee in writing or electronically that the Option or Stock Purchase Right shall be fully vested and exercisable for a period of fifteen (15) days from the date of such notice, and the Option or Stock Purchase Right shall terminate upon the expiration of such period. If a Common Stock Equivalent converts to Shares in such event, the Administrator shall notify the holder thereof at least fifteen (15) days prior to the consummation of the proposed transaction. For the purposes of this paragraph, an Award shall be considered assumed if, following the merger or sale of assets, the award confers the right to purchase or receive, for each Share of Optioned Stock subject to the Option or Stock Purchase Right or for each Common Stock Equivalent, immediately prior to the merger or sale of assets, the consideration (whether stock, cash, or other securities or property) received in the merger or sale of assets by holders of Common Stock for each Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Shares); provided, however, that if such consideration received in the merger or sale of assets is not solely common stock of the successor corporation or its Parent, the Administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of the Option or Stock Purchase Right, for each Share of Optioned Stock subject to the Option or Stock Purchase Right, or upon conversion of each Common Stock Equivalent, to be solely common stock of the successor corporation or its Parent equal in fair market value to the per share consideration received by holders of Common Stock in the merger or sale of assets.

15. Date of Grant. The date of grant of an Award shall be, for all purposes, the date on which the Administrator makes the determination granting such Award, or such other later date as is determined by the Administrator. Notice of the determination shall be provided to each Optionee within a reasonable time after the date of such grant.

16. Amendment and Termination of the Plan.

         Amendment and Termination. The Board may at any time amend, alter, suspend or terminate the Plan.

         Shareholder Approval. The Company shall obtain shareholder approval of any Plan amendment to the extent necessary and desirable to comply with Applicable Laws.

         Effect of Amendment or Termination. No amendment, alteration, suspension or termination of the Plan shall impair the rights of the holder of any Award, unless mutually agreed otherwise between the holder of such Award and the Administrator, which agreement must be in writing and signed by the holder of such Award and the Company. Termination of the Plan shall not affect the Administrator's ability to exercise the powers granted to it hereunder with respect to Awards granted under the Plan prior to the date of such termination.

17.  Conditions Upon Issuance of Shares.

         Legal Compliance. Shares shall not be issued pursuant to the exercise or conversion of an Award unless the exercise or conversion of such Award and the issuance and delivery of such Shares shall comply with Applicable Laws and shall be further subject to the approval of counsel for the Company with respect to such compliance.

         Investment   Representations.   As  a  condition  to  the  exercise  or
conversion of an Award, the Company may require the person exercising or converting such Award to represent and warrant at the time of any such exercise or conversion that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required.

18. Inability to Obtain Authority. The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

19. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

20 Shareholder Approval. The Plan shall be subject to approval by the shareholders of the Company within twelve (12) months after the date the Plan is adopted. Such shareholder approval shall be obtained in the manner and to the degree required under Applicable Laws.

                                 EUPHONIX, INC.

                                 1999 STOCK PLAN

                             STOCK OPTION AGREEMENT

Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Option Agreement.

I.       NOTICE OF STOCK OPTION GRANT

         [Optionee's Name and Address]

         You have been granted an option to purchase Common Stock of the Company, subject to the terms and conditions of the Plan and this Option Agreement, as follows:

         Grant Number:                               _________________________

         Date of Grant:                              _________________________

         Vesting Commencement Date:                  _________________________

         Exercise Price per Share:                   $________________________

         Total Number of Shares Granted:             _________________________

         Total Exercise Price:                       $________________________

         Type of Option:                             ___  Incentive Stock Option

                                                   ___ Nonstatutory Stock Option

         Term/Expiration Date:                 ___ Years/_______________, _____*


o        Or earlier, pursuant to the termination period set forth below.

Vesting Schedule:

         This Option may be exercised, in whole or in part, in accordance with the following schedule:

[Set forth vesting schedule here].

Termination Period:

         This Option may be exercised for thirty (30) days after Optionee ceases to be a Service Provider. Upon the death or Disability of the Optionee, this Option may be exercised for one year after Optionee ceases to be a Service

Provider.   In  no  event  shall  this  Option  be  exercised   later  than  the
Term/Expiration Date as provided above.

II.      AGREEMENT

A.       Grant of Option.

         The Plan Administrator of the Company hereby grants to the Optionee named in the Notice of Grant attached as Part I of this Agreement (the "Optionee") an option (the "Option") to purchase the number of Shares, as set forth in the Notice of Grant, at the exercise price per share set forth in the Notice of Grant (the "Exercise Price"), subject to the terms and conditions of the Plan, which is incorporated herein by reference. Subject to Section 15(c) of the Plan, in the event of a conflict between the terms and conditions of the Plan and the terms and conditions of this Option Agreement, the terms and conditions of the Plan shall prevail. If designated in the Notice of Grant as an Incentive Stock Option ("ISO"), this Option is intended to qualify as an Incentive Stock Option under Section 422 of the Code. However, if this Option is intended to be an Incentive Stock Option, to the extent that it exceeds the $100,000 rule of Code Section 422(d) it shall be treated as a Nonstatutory Stock Option ("NSO").

B.       Exercise of Option.

                  (a) Right to Exercise. This Option is exercisable during its term in accordance with the Vesting Schedule set out in the Notice of Grant and the applicable provisions of the Plan and this Option Agreement.
                  (b) Method of Exercise. This Option is exercisable by delivery of an exercise notice, in the form attached as Exhibit A (the "Exercise Notice"), which shall state the election to exercise the Option, the number of Shares in respect of which the Option is being exercised (the "Exercised Shares"), and such other representations and agreements as may be required by the Company pursuant to the provisions of the Plan. The Exercise Notice shall be completed by the Optionee and delivered to Controller of the Company. The Exercise Notice shall be accompanied by payment of the aggregate Exercise Price as to all Exercised Shares. This Option shall be deemed to be exercised upon receipt by the Company of such fully executed Exercise Notice accompanied by such aggregate Exercise Price.

                  No Shares shall be issued pursuant to the exercise of this Option unless such issuance and exercise complies with Applicable Laws. Assuming such compliance, for income tax purposes the Exercised Shares shall be considered transferred to the Optionee on the date the Option is exercised with respect to such Exercised Shares.

C.       Method of Payment.

         Payment of the aggregate Exercise Price shall be by any of the following, or a combination thereof, at the election of the Optionee:

1.       cash; or

2.       check; or

3. consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Plan; or


4. surrender of other Shares which (i) in the case of Shares acquired upon exercise of an option, have been owned by the Optionee for more than six (6) months on the date of surrender, and (ii) have a Fair Market Value on the date of surrender equal to the aggregate Exercise Price of the Exercised Shares. D. Non-Transferability of Option.

         This Option may not be transferred in any manner otherwise than by will or by the laws of descent or distribution and may be exercised during the lifetime of Optionee only by the Optionee. The terms of the Plan and this Option Agreement shall be binding upon the executors, administrators, heirs, successors and assigns of the Optionee.

E.       Term of Option.

         This Option may be exercised only within the term set out in the Notice of Grant, and may be exercised during such term only in accordance with the Plan and the terms of this Option Agreement.

F.       Tax Consequences.

         Some of the federal tax consequences relating to this Option, as of the date of this Option, are set forth below. THIS SUMMARY IS NECESSARILY INCOMPLETE, AND THE TAX LAWS AND REGULATIONS ARE SUBJECT TO CHANGE. THE OPTIONEE SHOULD CONSULT A TAX ADVISER BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

G.       Exercising the Option.

1. Nonstatutory Stock Option. The Optionee may incur regular federal income tax liability upon exercise of a NSO. The Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the Fair Market Value of the Exercised Shares on the date of exercise over their aggregate Exercise Price. If the Optionee is an Employee or a former Employee, the Company will be required to withhold from his or her compensation or collect from Optionee and pay to the applicable taxing authorities an amount in cash equal to a percentage of this compensation income at the time of exercise, and may refuse to honor the exercise and refuse to deliver Shares if such withholding amounts are not delivered at the time of exercise.

2. Incentive Stock Option. If this Option qualifies as an ISO, the Optionee will have no regular federal income tax liability upon its exercise, although the excess, if any, of the Fair Market Value of the Exercised Shares on the date of exercise over their aggregate Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal tax purposes and may subject the Optionee to alternative minimum tax in the year of exercise. In the event that the Optionee ceases to be an Employee but remains a Service Provider, any Incentive Stock Option of the Optionee that remains unexercised shall cease to qualify as an Incentive Stock Option and will be treated for tax purposes as a Nonstatutory Stock Option on the date three (3) months and one (1) day following such change of status.

3.       Disposition of Shares.

         (a) NSO. If the Optionee holds NSO Shares for at least one year, any gain realized on disposition of the Shares will be treated as long-term capital gain for federal income tax purposes.

         (b) ISO. If the Optionee holds ISO Shares for at least one year after exercise and two years after the grant date, any gain realized on disposition of the Shares will be treated as long-term capital gain for federal income tax purposes. If the Optionee disposes of ISO Shares within one year after exercise or two years after the grant date, any gain
realized  on  such   disposition  will  be  treated  as compensation  income
(taxable at ordinary income rates) to the extent of the excess, if any, of the lesser of (A) the difference between the Fair Market Value of the Shares acquired on the date of exercise and the aggregate Exercise Price, or (B) the difference between the sale price of such Shares and the aggregate Exercise Price. Any additional gain will be taxed as capital gain, short-term or long-term depending on the period that the ISO Shares were held.

        (c) Notice of Disqualifying Disposition of ISO Shares. If the Optionee sells or otherwise disposes of any of the Shares acquired pursuant to an ISO on or before the later of (i) two years after the grant date, or (ii) one year after the exercise date, the Optionee shall immediately notify the Company in writing of such disposition. The Optionee agrees that he or she may be subject to income tax withholding by the Company on the compensation income recognized from such early disposition of ISO Shares by payment in cash or out of the current earnings paid to the Optionee.

         H.       Entire Agreement; Governing Law.

         The Plan is incorporated herein by reference. The Plan and this Option Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and supersede in their entirety all prior undertakings and agreements of the Company and Optionee with respect to the subject matter hereof, and may not be modified adversely to the Optionee's interest except by means of a writing signed by the Company and Optionee. This agreement is governed by the internal substantive laws, but not the choice of law rules, of California.

         I.       NO GUARANTEE OF CONTINUED SERVICE.

         OPTIONEE ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES PURSUANT TO THE VESTING SCHEDULE HEREOF IS EARNED ONLY BY CONTINUING AS A SERVICE PROVIDER AT THE WILL OF THE COMPANY (AND NOT THROUGH THE ACT OF BEING HIRED, BEING GRANTED AN OPTION OR PURCHASING SHARES HEREUNDER). OPTIONEE FURTHER ACKNOWLEDGES AND AGREES THAT THIS AGREEMENT, THE TRANSACTIONS CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS A SERVICE PROVIDER FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL, AND SHALL NOT INTERFERE WITH OPTIONEE'S RIGHT OR THE COMPANY'S RIGHT TO TERMINATE OPTIONEE'S RELATIONSHIP AS A SERVICE PROVIDER AT ANY TIME, WITH OR WITHOUT CAUSE.

         By your signature and the signature of the Company's representative below, you and the Company agree that this Option is granted under and governed by the terms and conditions of the Plan and this Option Agreement. Optionee has reviewed the Plan and this Option Agreement in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Option Agreement and fully understands all provisions of the Plan and Option Agreement. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Administrator upon any questions relating to the Plan and Option Agreement. Optionee further agrees to notify the Company upon any change in the residence address indicated below.

OPTIONEE:                                          EUPHONIX, INC.


Signature                                          By


Print Name                                         Title


Residence Address

------------------------------------

                                CONSENT OF SPOUSE

         The undersigned spouse of Optionee has read and hereby approves the terms and conditions of the Plan and this Option Agreement. In consideration of the Company's granting his or her spouse the right to purchase Shares as set forth in the Plan and this Option Agreement, the undersigned hereby agrees to be irrevocably bound by the terms and conditions of the Plan and this Option Agreement and further agrees that any community property interest shall be similarly bound. The undersigned hereby appoints the undersigned's spouse as attorney-in-fact for the undersigned with respect to any amendment or exercise of rights under the Plan or this Option Agreement.



                                                              Spouse of Optionee

                                    EXHIBIT A

                                 1999 STOCK PLAN

                                 EXERCISE NOTICE



Euphonix, Inc.
220 Portage Avenue
Palo Alto, CA  94306
Attention:  Controller
1. Exercise of Option. Effective as of today, ________________, _____, the undersigned ("Purchaser") hereby elects to purchase ______________ shares (the "Shares") of the Common Stock of Euphonix, Inc. (the "Company") under and pursuant to the 1999 Stock Plan (the "Plan") and the Stock Option Agreement dated ___________, _____ (the "Option Agreement"). The purchase price for the Shares shall be $_________, as required by the Option Agreement.

2. Delivery of Payment.
  Purchaser herewith delivers to the Company the full purchase price for the Shares.

3.  Representations  of  Purchaser.  Purchaser  acknowledges  that
Purchaser has received, read and understood the Plan and the Option Agreement and agrees to abide by and be bound by their terms and conditions.

 4. Rights as Shareholder.
  Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Shares so acquired shall be issued to the Optionee as soon as practicable after exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date of issuance, except as provided in Section 13 of the Plan.

5. Tax  Consultation.
  Purchaser understands that Purchaser may suffer adverse tax consequences as a result of Purchaser's purchase or disposition of the Shares. Purchaser represents that Purchaser has consulted with any tax consultants Purchaser deems advisable in connection with the purchase or disposition of the Shares and that Purchaser is not relying on the Company for any tax advice.

6. Entire Agreement;
Governing Law. The Plan and Option Agreement are incorporated herein by reference. This Agreement, the Plan and the Option Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and supersede in their entirety all prior undertakings and agreements of the Company and Purchaser with respect to the subject matter hereof, and may not be modified adversely to the Purchaser's interest except by means of a writing signed by the Company and Purchaser. This agreement is governed by the internal substantive laws, but not the choice of law rules, of California.



Submitted by:                                                 Accepted by:

PURCHASER:                                                    EUPHONIX, INC.



Signature                                                     By


Print Name                                                    Its

Address:                                                      Address:

                                                            Euphonix, Inc.
                                                            220 Portage Avenue
                                                            Palo Alto, CA  94306


Date Received

                                 EUPHONIX, INC.

                                 1999 STOCK PLAN

                     NOTICE OF GRANT OF STOCK PURCHASE RIGHT

         Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Notice of Grant.

[Grantee's Name and Address]

         You have been granted the right to purchase Common Stock of the Company, subject to the Company's Repurchase Option and your ongoing status as a Service Provider (as described in the Plan and the attached Restricted Stock Purchase Agreement), as follows:

         Grant Number:                               _________________________

         Date of Grant:                              _________________________

         Price Per Share:                            $________________________

         Total Number of Shares Subject
              to This Stock Purchase Right:          _________________________

         Expiration Date:                            __________________, ______


         YOU MUST EXERCISE THIS STOCK PURCHASE RIGHT BEFORE THE EXPIRATION DATE OR IT WILL TERMINATE AND YOU WILL HAVE NO FURTHER RIGHT TO PURCHASE THE SHARES. By your signature and the signature of the Company's representative below, you and the Company agree that this Stock Purchase Right is granted under and governed by the terms and conditions of the 1999 Stock Plan and the Restricted Stock Purchase Agreement, attached hereto as Exhibit A-1, both of which are made a part of this document. You further agree to execute the attached Restricted Stock Purchase Agreement as a condition to purchasing any shares under this Stock Purchase Right.

GRANTEE:                                                      EUPHONIX, INC.



Signature                                                     By


Print Name                                                    Title

                                   EXHIBIT A-1

                                 1999 STOCK PLAN

                       RESTRICTED STOCK PURCHASE AGREEMENT

         Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Restricted Stock Purchase Agreement.

         WHEREAS the Purchaser named in the Notice of Grant, (the "Purchaser") is a Service Provider, and the Purchaser's continued participation is considered by the Company to be important for the Company's continued growth; and

         WHEREAS in order to give the Purchaser an opportunity to acquire an equity interest in the Company as an incentive for the Purchaser to participate in the affairs of the Company, the Administrator has granted to the Purchaser a Stock Purchase Right subject to the terms and conditions of the Plan and the Notice of Grant, which are incorporated herein by reference, and pursuant to this Restricted Stock Purchase Agreement (the "Agreement").

         NOW THEREFORE, the parties agree as follows:
1. Sale of Stock. The Company hereby agrees to sell to the Purchaser and the Purchaser hereby agrees to purchase shares of the Company's Common Stock (the "Shares"), at the per Share purchase price and as otherwise described in the Notice of Grant.

2. Payment of Purchase Price. The purchase price for the Shares may be paid by delivery to the Company at the time of execution of this Agreement of cash, a check, or some combination thereof.

3. Repurchase Option.
(a) In the event the Purchaser ceases to be a Service Provider for any or no reason (including death or disability) before all of the Shares are released from the Company's Repurchase Option (see Section 4), the Company shall, upon the date of such termination (as reasonably fixed and determined by the Company) have an irrevocable, exclusive option (the "Repurchase Option") for a period of sixty (60) days from such date to repurchase up to that number of shares which constitute the Unreleased Shares (as defined in Section 4) at the original purchase price per share (the "Repurchase Price"). The Repurchase Option shall be exercised by the Company by delivering written notice to the Purchaser or the Purchaser's executor (with a copy to the Escrow Holder) AND, at the Company's option, (i) by delivering to the Purchaser or the Purchaser's executor a check in the amount of the aggregate Repurchase Price, or (ii) by cancelling an amount of the Purchaser's indebtedness to the Company equal to the aggregate Repurchase Price, or (iii) by a combination of (i) and (ii) so that the combined payment and cancellation of indebtedness equals the aggregate Repurchase Price. Upon delivery of such notice and the payment of the aggregate Repurchase Price, the Company shall become the legal and beneficial owner of the Shares being repurchased and all rights and interests therein or relating thereto, and the Company shall have the right to retain and transfer to its own name the number of Shares being repurchased by the Company.

(b)  Whenever the Company shall have
the right to repurchase Shares hereunder, the Company may designate and assign one or more employees, officers, directors or shareholders of the Company or other persons or organizations to exercise all or a part of the Company's purchase rights under this Agreement and purchase all or a part of such Shares. If the Fair Market Value of the Shares to be repurchased on the date of such designation or assignment (the "Repurchase FMV") exceeds the aggregate Repurchase Price of such Shares, then each such designee or assignee shall pay the Company cash equal to the difference between the Repurchase FMV and the aggregate Repurchase Price of such Shares.

4. Release of Shares From Repurchase Option.

 (a)  _______________________  percent  (______%) of the Shares shall be released from the Company's Repurchase Option [one year] after the Date of Grant and __________________ percent (______%) of the Shares [at the end of each month thereafter], provided that the Purchaser does not cease to be a Service Provider prior to the date of any such release.

 (b) Any of the Shares that have not yet
been released from the Repurchase Option are referred to herein as "Unreleased Shares."

(c) The Shares that have been released from the Repurchase Option shall be delivered to the Purchaser at the Purchaser's request (see Section 6).

5. Restriction on Transfer. Except for the escrow described in Section 6 or the transfer of the Shares to the Company or its assignees contemplated by this Agreement, none of the Shares or any beneficial interest therein shall be transferred, encumbered or otherwise disposed of in any way until such Shares are released from the Company's Repurchase Option in accordance with the provisions of this Agreement, other than by will or the laws of descent and distribution.

6. Escrow of Shares.

(a) To ensure the availability for delivery of the Purchaser's Unreleased Shares upon repurchase by the Company pursuant to the Repurchase Option, the Purchaser shall, upon execution of this Agreement, deliver and deposit with an escrow holder designated by the Company (the "Escrow Holder") the share certificates representing the Unreleased Shares, together with the stock assignment duly endorsed in blank, attached hereto as Exhibit A-2. The Unreleased Shares and stock assignment shall be held by the Escrow Holder, pursuant to the Joint Escrow Instructions of the Company and Purchaser attached hereto as Exhibit A-3, until such time as the Company's Repurchase Option expires. As a further condition to the Company's obligations under this Agreement, the Company may require the spouse of Purchaser, if any, to execute and deliver to the Company the Consent of Spouse attached hereto as Exhibit A-4.

(b) The Escrow Holder shall not be liable for any act it may do or omit to do with respect to holding the Unreleased Shares in escrow while acting in good faith and in the exercise of its judgment.

(c) If the Company or any assignee
exercises the Repurchase Option hereunder, the Escrow Holder, upon receipt of written notice of such exercise from the proposed transferee, shall take all steps necessary to accomplish such transfer.

(d) When the Repurchase Option has
been exercised or expires unexercised or a portion of the Shares has been released from the Repurchase Option, upon request the Escrow Holder shall promptly cause a new certificate to be issued for the released Shares and shall deliver the certificate to the Company or the Purchaser, as the case may be.

(e)Subject to the terms hereof, the Purchaser shall have all the rights of a shareholder with respect to the Shares while they are held in escrow, including without limitation, the right to vote the Shares and to receive any cash dividends declared thereon. If, from time to time during the term of the Repurchase Option, there is (i) any stock dividend, stock split or other change in the Shares, or (ii) any merger or sale of all or substantially all of the assets or other acquisition of the Company, any and all new, substituted or additional securities to which the Purchaser is entitled by reason of the Purchaser's ownership of the Shares shall be immediately subject to this escrow, deposited with the Escrow Holder and included thereafter as "Shares" for purposes of this Agreement and the Repurchase Option.

7. Legends.  The share
certificate evidencing the Unreleased Shares, if any, issued hereunder shall be endorsed with the following legend (in addition to any legend required under applicable state securities laws): THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN RESTRICTIONS UPON TRANSFER AND RIGHTS OF REPURCHASE AS SET FORTH IN AN AGREEMENT BETWEEN THE COMPANY AND THE SHAREHOLDER, A COPY OF WHICH IS ON FILE WITH THE SECRETARY OF THE COMPANY.

 8.  Adjustment for Stock Split.
  All references to the number of Shares and the purchase price of the Shares in this Agreement shall be appropriately adjusted to reflect any stock split, stock dividend or other change in the Shares which may be made by the Company after the date of this Agreement.

9. Tax Consequences. The Purchaser has
reviewed with the Purchaser's own tax advisors the federal, state, local and foreign tax consequences of this investment and the transactions contemplated by this Agreement. The Purchaser is relying solely on such advisors and not on any statements or representations of the Company or any of its agents. The Purchaser understands that the Purchaser (and not the Company) shall be responsible for the Purchaser's own tax liability that may arise as a result of the transactions contemplated by this Agreement. The Purchaser understands that Section 83 of the Internal Revenue Code of 1986, as amended (the "Code"), taxes as ordinary income the difference between the purchase price for the Shares and the Fair Market Value of the Shares as of the date any restrictions on the Shares lapse. In this context, "restriction" includes the right of the Company to buy back the Shares pursuant to the Repurchase Option. The Purchaser understands that the Purchaser may elect to be taxed at the time the Shares are purchased rather than when and as the Repurchase Option expires by filing an election under Section 83(b) of the Code with the IRS within thirty (30) days from the date of purchase. The form for making this election is attached as Exhibit A-5 hereto.
                 THE PURCHASER ACKNOWLEDGES THAT IT IS THE PURCHASER'S SOLE RESPONSIBILITY AND NOT THE COMPANY'S TO FILE TIMELY THE ELECTION UNDER SECTION 83(b), EVEN IF THE PURCHASER REQUESTS THE COMPANY OR ITS REPRESENTATIVES TO MAKE THIS FILING ON THE PURCHASER'S BEHALF.

10.  General  Provisions.

(a)  This
Agreement shall be governed by the internal substantive laws, but not the choice of law rules of California. This Agreement, subject to the terms and conditions of the Plan and the Notice of Grant, represents the entire agreement between the parties with respect to the purchase of the Shares by the Purchaser. Subject to
Section 15(c) of the Plan, in the event of a conflict between the terms and conditions of the Plan and the terms and conditions of this Agreement, the terms and conditions of the Plan shall prevail. Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Agreement.

(b) Any notice, demand or request required or permitted to be given by either the Company or the Purchaser pursuant to the terms of this Agreement shall be in writing and shall be deemed given when delivered personally or deposited in the U.S. mail, First Class with postage prepaid, and addressed to the parties at the addresses of the parties set forth at the end of this Agreement or such other address as a party may request by notifying the other in writing.
    Any notice to the Escrow Holder shall be sent to the Company's address with a copy to the other party hereto.

(c) The rights of the Company
under this Agreement shall be transferable to any one or more persons or entities, and all covenants and agreements hereunder shall inure to the benefit of, and be enforceable by the Company's successors and assigns. The rights and obligations of the Purchaser under this Agreement may only be assigned with the prior written consent of the Company.

(d) Either party's failure to enforce any provision of this Agreement shall not in any way be construed as a waiver of any such provision, nor prevent that party from thereafter enforcing any other provision of this Agreement. The rights granted both parties hereunder are cumulative and shall not constitute a waiver of either party's right to assert any other legal remedy available to it.

(e) The Purchaser agrees upon request to execute any further documents or instruments necessary or desirable to carry out the purposes or intent of this Agreement.

(f) PURCHASER ACKNOWLEDGES AND AGREES
THAT THE VESTING OF SHARES PURSUANT TO SECTION 4 HEREOF IS EARNED ONLY BY CONTINUING SERVICE AS A SERVICE PROVIDER AT THE WILL OF THE COMPANY (AND NOT THROUGH THE ACT OF BEING HIRED OR PURCHASING SHARES HEREUNDER). PURCHASER
FURTHER   ACKNOWLEDGES   AND  AGREES  THAT  THIS  AGREEMENT,   THE  TRANSACTIONS
CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS A SERVICE PROVIDER FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL, AND SHALL NOT INTERFERE WITH PURCHASER'S RIGHT OR THE COMPANY'S RIGHT TO TERMINATE PURCHASER'S RELATIONSHIP AS A SERVICE PROVIDER AT ANY TIME, WITH OR WITHOUT CAUSE.
By Purchaser's signature below, Purchaser represents that he or she is familiar with the terms and provisions of the Plan, and hereby accepts this Agreement subject to all of the terms and provisions thereof. Purchaser has reviewed the Plan and this Agreement in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Agreement and fully understands all provisions of this Agreement. Purchaser agrees to accept as binding, conclusive and final all decisions or interpretations of the Administrator upon any questions arising under the Plan or this Agreement. Purchaser further agrees to notify the Company upon any change in the residence indicated in the Notice of Grant.

DATED:


PURCHASER:                                                    EUPHONIX, INC.




Signature                                                     By


Print Name                                                    Title

                                   EXHIBIT A-2

                      ASSIGNMENT SEPARATE FROM CERTIFICATE




         FOR VALUE RECEIVED I, __________________________, hereby sell, assign and transfer unto_________________________________________________ (__________)
shares of the Common Stock of Euphonix, Inc. standing in my name of the books of said corporation represented by Certificate No. _____ herewith and do hereby irrevocably constitute and appoint ________________________________ to transfer the said stock on the books of the within named corporation with full power of substitution in the premises. This Stock Assignment may be used only in accordance with the Restricted Stock Purchase Agreement (the "Agreement") between________________________ and the undersigned dated ______________, _____.


Dated: _______________, _____


                                                              Signature:























INSTRUCTIONS: Please do not fill in any blanks other than the signature line. The purpose of this assignment is to enable the Company to exercise the Repurchase Option, as set forth in the Agreement, without requiring additional signatures on the part of the Purchaser.

                                   EXHIBIT A-3

                            JOINT ESCROW INSTRUCTIONS
                                                               ----------, ----
Corporate Secretary
Euphonix, Inc.
220 Portage Avenue
Palo Alto, CA  94306

Dear ______________:

     As Escrow Agent for both  Euphonix,  Inc., a  California  corporation  (the
"Company"), and the undersigned purchaser of stock of the Company (the "Purchaser"), you are hereby authorized and directed to hold the documents delivered to you pursuant to the terms of that certain Restricted Stock Purchase Agreement ("Agreement") between the Company and the undersigned, in accordance with the following instructions:

1. In the event the Company and/or any assignee of the Company (referred to collectively as the "Company") exercises the Company's Repurchase Option set forth in the Agreement, the Company shall give to Purchaser and you a written notice specifying the number of shares of stock to be purchased, the purchase price, and the time for a closing hereunder at the principal office of the Company. Purchaser and the Company hereby irrevocably authorize and direct you to close the transaction contemplated by such notice in accordance with the terms of said notice.

2. At the closing, you are directed (a) to date the stock assignments necessary for the transfer in question, (b) to fill in the number of shares being transferred, and (c) to deliver same, together with the certificate evidencing the shares of stock to be transferred, to the Company or its assignee, against the simultaneous delivery to you of the purchase price (by cash, a check, or some combination thereof) for the number of shares of stock being purchased pursuant to the exercise of the Company's Repurchase Option.

3. Purchaser irrevocably authorizes the Company to deposit with you any certificates evidencing shares of stock to be held by you hereunder and any additions and substitutions to said shares as defined in the Agreement.
Purchaser does hereby irrevocably constitute and appoint you as Purchaser's attorney-in-fact and agent for the term of this escrow to execute with respect to such securities all documents necessary or appropriate to make such securities negotiable and to complete any transaction herein contemplated, including but not limited to the filing with any applicable state blue sky authority of any required applications for consent to, or notice of transfer of, the securities. Subject to the provisions of this paragraph 3, Purchaser shall exercise all rights and privileges of a shareholder of the Company while the stock is held by you.

4. Upon written request of the Purchaser, but no more than once per calendar year, unless the Company's Repurchase Option has been exercised, you shall deliver to Purchaser a certificate or certificates representing so many shares of stock as are not then subject to the Company's Repurchase Option. Within ninety (90) days after Purchaser ceases to be a Service Provider, you shall deliver to Purchaser a certificate or certificates representing the aggregate number of shares held or issued pursuant to the Agreement and not purchased by the Company or its assignees pursuant to exercise of the Company's Repurchase Option.

5. If at the time of termination of this escrow you should have in your possession any documents, securities, or other property belonging to Purchaser, you shall deliver all of the same to Purchaser and shall be discharged of all further obligations hereunder.

6. Your duties hereunder may be altered, amended, modified or revoked only by a writing signed by all of the parties hereto.

7. You shall be obligated only for the performance of such duties as are specifically set forth herein and may rely and shall be protected in relying or refraining from acting on any instrument reasonably believed by you to be genuine and to have been signed or presented by the proper party or parties. You shall not be personally liable for any act you may do or omit to do hereunder as Escrow Agent or as attorney-in-fact for Purchaser while acting in good faith, and any act done or omitted by you pursuant to the advice of your own attorneys shall be conclusive evidence of such good faith.

8. You are hereby expressly authorized to disregard any and all warnings given by any of the parties hereto or by any other person or corporation, excepting only orders or process of courts of law, and are hereby expressly authorized to comply with and obey orders, judgments or decrees of any court. In case you obey or comply with any such order, judgment or decree, you shall not be liable to any of the parties hereto or to any other person, firm or corporation by reason of such compliance, notwithstanding any such order, judgment or decree being subsequently reversed, modified, annulled, set aside, vacated or found to have been entered without jurisdiction.

9. You shall not be liable in any respect on account of the identity, authorities or rights of the parties executing or delivering or purporting to execute or deliver the Agreement or any documents or papers deposited or called for hereunder.

10. You shall not be liable for the outlawing of any rights under the statute of limitations with respect to these Joint Escrow Instructions or any documents deposited with you.


11. You shall be entitled to employ such legal counsel and other experts as you may deem necessary properly to advise you in connection with your obligations hereunder, may rely upon the advice of such counsel, and may pay such counsel reasonable compensation therefor.

12. Your responsibilities as Escrow Agent hereunder shall terminate if you shall cease to be an officer or agent of the Company or if you shall resign by written notice to each party. In the event of any such termination, the Company shall appoint a successor Escrow Agent.


13. If you reasonably require other or further instruments in connection with these Joint Escrow Instructions or obligations in respect hereto, the necessary parties hereto shall join in furnishing such instruments.

14. It is understood and agreed that should any dispute arise with respect to the delivery and/or ownership or right of possession of the securities held by you hereunder, you are authorized and directed to retain in your possession without liability to anyone all or any part of said securities until such disputes shall have been settled either by mutual written agreement of the parties concerned or by a final order, decree or judgment of a court of competent jurisdiction after the time for appeal has expired and no appeal has been perfected, but you shall be under no duty whatsoever to institute or defend any such proceedings.


15. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post Office, by registered or certified mail with postage and fees prepaid, addressed to each of the other parties thereunto entitled at the following addresses or at such other addresses as a party may designate by ten days' advance written notice to each of the other parties hereto.

            COMPANY:                                    Euphonix, Inc.
                                                        220 Portage Avenue
                                                        Palo Alto, CA  94306
            PURCHASER:


            ESCROW AGENT:                               Corporate Secretary
                                                        Euphonix, Inc.
                                                        220 Portage Avenue
                                                        Palo Alto, CA  94306

16. By signing these Joint Escrow Instructions, you become a party hereto only for the purpose of said Joint Escrow Instructions; you do not become a party to the Agreement.

17. This instrument shall be binding upon and inure to the benefit of the parties hereto, and their respective successors and permitted assigns.

18. These Joint Escrow Instructions shall be governed by, and construed and enforced in accordance with, the internal substantive laws, but not the choice of law rules, of California.

                                                              Very truly yours,

                                                       EUPHONIX, INC.



                                                       By


                                                       Title


                                                       PURCHASER:


                                                       Signature

                                                       Print Name
ESCROW AGENT:




Corporate Secretary





                                   EXHIBIT A-4

                                CONSENT OF SPOUSE



         I, ____________________,  spouse of ___________________,  have read and approve the foregoing Restricted Stock Purchase Agreement (the "Agreement"). In consideration of the Company's grant to my spouse of the right to purchase shares of Euphonix, Inc., as set forth in the Agreement, I hereby appoint my spouse as my attorney-in-fact in respect to the exercise of any rights under the Agreement and agree to be bound by the provisions of the Agreement insofar as I may have any rights in said Agreement or any shares issued pursuant thereto under the community property laws or similar laws relating to marital property in effect in the state of our residence as of the date of the signing of the foregoing Agreement.


Dated: _______________, _____




Signature of Spouse

                                   EXHIBIT A-5

                          ELECTION UNDER SECTION 83(b)
                      OF THE INTERNAL REVENUE CODE OF 1986

The undersigned taxpayer hereby elects, pursuant to Section 83(b) of the Internal Revenue Code of 1986, as amended, to include in taxpayer's gross income for the current taxable year the amount of any compensation taxable to taxpayer in connection with his or her receipt of the property described below:

1. The name, address, taxpayer identification number and taxable year of the undersigned are as follows:

         NAME:                            TAXPAYER:                    SPOUSE:

         ADDRESS:

         IDENTIFICATION NO.:              TAXPAYER:                    SPOUSE:

         TAXABLE YEAR:

2. The property with respect to which the election is made is described as follows:__________ shares (the "Shares") of the Common Stock of Euphonix, Inc. (the "Company").

3.  The date on which  the  property  was  transferred  is:  __________________,
______.

4. The property is subject to the following restrictions:
         The Shares may be repurchased by the Company, or its assignee, upon certain events. This right lapses with regard to a portion of the Shares based on the continued performance of services by the taxpayer over time.

5. The fair market value at the time of transfer, determined without regard to any restriction other than a restriction which by its terms will never lapse, of such property is:
         $---------------.

6. The amount (if any) paid for such property is:
         $---------------.
The undersigned has submitted a copy of this statement to the person for whom the services were performed in connection with the undersigned's receipt of the above-described property. The transferee of such property is the person performing the services in connection with the transfer of said property.

The undersigned understands that the foregoing election may not be revoked except with the consent of the Commissioner.

Dated:___________________, ____
                                    Taxpayer


The undersigned spouse of taxpayer joins in this election.

Dated:___________________, ____
                                                              Spouse of Taxpayer

                             FIRST AMENDMENT TO THE
                         COMMON STOCK PURCHASE AGREEMENT


         THIS FIRST AMENDMENT (the "First Amendment") is made as of October 11, 1999, to the Common Stock Purchase Agreement, dated as of March 16, 1998 (the "Original Agreement") by and among Euphonix, Inc., a California corporation (the "Company") and the purchasers of Common Stock of the Company (the "Common Purchasers"). This First Amendment is entered into by and among the Company, the Common Purchasers and certain of the parties to the Secured Promissory Note issued by the Company to such parties and dated as of April 23, 1999 (the "Note") (the "Note Investors"). All capitalized terms used in this First Amendment not otherwise defined herein shall be as defined in the Original Agreement.


                                   Background

         A. Pursuant to the terms of the Note, the Note Investors may convert the Note into shares of Common Stock of the Company (the "Common Stock").

         B. Pursuant to a covenant in the Note, the Company is obligated to amend the Original Agreement to provide for registration rights for the Common Stock.

         C. At the time of the execution of the Original Agreement, certain parties (including certain Common Purchasers) to a Modification Agreement between themselves and the Company dated as of November 6, 1991 (the "Modification Agreement") waived (with respect to registration rights granted in the Original Agreement) their right to prevent the Company from entering into any subsequent agreement granting any holder or prospective holder of securities of the Company registration rights that were senior to or on a pari passu basis with the registration rights granted to them under the Modification Agreement (the "Waiver").

         D. For purposes of Section 5 of the Original Agreement (relating to registration rights), the Company and the Common Purchasers desire to amend the Original Agreement to add the Note Investors as parties thereto, and the Note Investors desire to become parties to the Original Agreement. The Common Purchasers further desire to extend the original Waiver also to apply to the registration rights granted to the Note Investors under this First Amendment and to the future private placement of up to one million dollars ($1,000,000) of the Company's Common Stock, expected to close on or before December 1, 1999 (the "Private Placement").

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

         1. The Common Purchasers hereby extend the Waiver to this First Amendment and to the Private Placement.

         2. The term "Holder" in Section 5.1 of the Original Agreement is hereby amended to include the Note Investors.

         3. The term "Registrable Securities" in Section 5.1 of the Original Agreement is hereby amended to include the Common Stock issuable to the
Note Investors.

         4. The term "Closing Date," as it is used in Section 5.2 of the Original Agreement, shall mean October 11, 1999 with respect to the Note Investors exclusively.

         5. The Note Investors agree to be bound by the terms and conditions of the Original Agreement, as amended hereby.

         6. Except as set forth herein, the Original Agreement shall remain in full force and effect.

         7. This First Amendment shall be governed by, and construed in accordance with, the laws of the State of California.

         8. This First Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but which shall together constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to the Original Agreement on the date first written above.


                                   EUPHONIX, INC.



                                   By:      Barry Margerum
                                   Title:   Chief Executive Officer & President


                                   COMMON PURCHASERS


                                  /s/ ONSET ENTERPRISE ASSOCIATES
                                  Onset Enterprise Associates
                                  By:      /s/ ROB KUHLING
                                  Title:   /s/ PRINCIPAL

                                  Linda Wei-Lee Chang 1998 Trust:

                                  By:      /s/ MICHAEL MINHALL, TRUSTEE
                                  Michael Minhall, Trustee

                                  By:      /s/ LINDA WEI-LEE CHANG, TRUSTEE
                                  Linda Wei-Lee Chang, Trustee

                                  Michael Minhall Chang 1998 Trust:

                                  By:      /s/ LINDA WEI-LEE CHANG, TRUSTEE
                                  Linda Wei-Lee Chang, Trustee

                                  By:      /s/ MICHAEL MINHALL, TRUSTEE
                                  Michael Minhall, Trustee

                                  /s/ MILTON M. T. CHANG
                                  Milton M. T. Chang

                                 /s/ SCOTT SILFVAST
                                 Scott Silfvast

                                 /s/ AMY SILFVAST
                                 Amy Silfvast

 [10/99 - Signature Page to First Amendment to Common Stock Purchase Agreement]

                                  NOTE INVESTORS


                                 /s/ ONSET ENTERPRISE ASSOCIATES
                                 Onset Enterprise Associates
                                 By:      /s/ ROB KUHLING
                                 Title:   /s/ PRINCIPAL

                                 /s/ MILTON M.T. CHANG
                                 Milton M. T. Chang































[10/99 - Signature Page to First Amendment to Common Stock Purchase Agreement]

                             FIRST AMENDMENT TO THE
                          REGISTRATION RIGHTS AGREEMENT


         THIS FIRST AMENDMENT (the "First Amendment") is made as of October 11, 1999, to the Registration Rights Agreement, dated as of January 26, 1999 (the "Original Agreement") by and among Euphonix, Inc., a California corporation (the "Company") and the purchasers of Common Stock of the Company pursuant to the Common Stock Purchase Agreement dated as of January 26, 1999 (the "Common Purchasers"). This First Amendment is entered into by and among the Company, the Common Purchasers and certain of the parties to the Secured Promissory Note issued by the Company to such parties and dated as of April 23, 1999 (the "Note") (the "Note Investors"). All capitalized terms used in this First Amendment not otherwise defined herein shall be as defined in the Original Agreement.


                                   Background

         A. Pursuant to the terms of the Note, the Note Investors may convert the Note into shares of Common Stock of the Company (the "Common Stock").

         B. Pursuant to a covenant in the Note, the Company is obligated to amend the Original Agreement to provide for registration rights for the Common Stock.

         C. The Company and the Common Purchasers desire to amend the Original Agreement to add the Note Investors as parties thereto, and the Note Investors desire to become parties to the Original Agreement.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby amend the Original Agreement as follows:

      1. The term "Holder" in Section 1.2 of the Original Agreement is hereby amended to include the Note Investors.

      2. The term "Registrable Securities" in Section 1.2 of the Original Agreement is hereby amended to include the Common Stock issuable upon conver-sion of the Note.

      3. The Note Investors agree to be bound by the terms and conditions of the Original Agreement, as amended hereby.

      4. Except as set forth herein, the Original Agreement shall remain in full force and effect.

      5. This First Amendment shall be governed by, and construed in accordance with, the laws of the State of California.

      6. This First Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but which shall together constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to the Original Agreement on the date first written above.


                                   EUPHONIX, INC.


                                   /s/ BARRY MARGERUM
                                   By:      Barry Margerum
                                   Title:   Chief Executive Officer & President


                                   COMMON PURCHASERS
                                   /s/ DEITER MEIER
                                   Deiter Meier

                                   /s/ STEPHEN D. JACKSON
                                   Stephen D. Jackson

                                   NOTE INVESTORS

                                   /s/ DIETER MEIER
                                   Deiter Meier

                                  /s/ STEPHEN D. JACKSON
                                  Stephen D. Jackson

                                  /s/ PEGASUS CAPITAL II. L.P.
                                  Pegasus Capital II, L.P.
                                  By: /s/ MARK LANIER
                                  Title: Principal










   [10/99 - Signature Page to First Amendment to Registration Rts Agreement]

THE SECURITY EVIDENCED BY THIS NOTE AND THE SECURITIES ISSUABLE UPON CONVERSION OF THIS NOTE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES, THE SALE, TRANSFER OR ASSIGNMENT IS MADE IN ACCORDANCE WITH RULE 144 UNDER THE ACT, OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES REASONABLY SATISFACTORY TO THE COMPANY, STATING THAT SUCH SALE, TRANSFER OR ASSIGNMENT IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT.

                             SECURED PROMISSORY NOTE
Two Million One Hundred Thousand Dollars
($2,100,000.00)                                                  July 30, 1999
             FOR VALUE RECEIVED, the undersigned, Euphonix, Inc., a California corporation ("Borrower"), hereby promises to pay to Taurean Investments AG, a Swiss corporation and Pegasus Capital II, L.P.
(individually an "Investor" and collectively, the "Investors" or "Lender"), or registered assigns, the principal sum of Two Million One Hundred Thousand Dollars ($2,100,000) or so much of such principal sum as may from time to time have been advanced by each investor and be outstanding, together with accrued interest, as provided herein, with the maximum principal sum hereof (or lesser amount, to the extent that less than the full amount of such principal sum is advanced and outstanding) allocable among the Investors as follows:


  Name of Investor                                     Maximum Principal Amount
----------------------------------                    -------------------------
Taurean Investments AG                                    $      2,000,000
Pegasus Capital II, L.P.                                  $        100,000
                                                          ---------------------
                                              Total       $      2,100,000

A. Principal.

1. Advances. From the date hereof until 5:00 p.m. Pacific Standard Time on October 31, 1999, Borrower may from time to time request advances from Lender (individually an "Advance" and collectively the "Advances") by giving written notice to the Investors in accordance with the terms hereof, which notice shall indicate the amount of the Advance requested; provided, however, that no advance shall be in the aggregate less than $525,000. Subject to the satisfaction or waiver of the conditions set forth in Section A.3 below, and provided that the requested Advance would not cause an Event of Default (as defined in Section E below) to occur, Lender shall make the Advance to Borrower within three (3) business days of receipt of Borrower's notice for each Advance. Lender shall not be obligated to make an Advance to the extent that such Advance, when aggregated with all prior Advances, would exceed Two Million One Hundred Thousand Dollars ($2,100,000).

2. Commitments. Each Investor shall advance to Borrower its pro rata portion of each Advance based on its proportionate share of the principal sum hereof set forth above besides its name. Each Investor shall be severally but not jointly liable to make its pro rata portion of the Advances hereunder. Failure by any Investor to fund its pro rata portion of any Advance shall not relieve any other Investor from its obligation to fund its pro rata portion thereof.

3. Conditions to Advances. Borrower's right to request, and Lender's obligation to make, each Advance shall be subject, in each case, to the satisfaction of the following conditions, any or all of which may be waived by Lender, in its sole and exclusive discretion, to the extent permitted by law:

      (a) The representations and warranties contained in Section D.2 and D.3 shall be true and correct in all material respects on and as of the date of such request for an Advance and on the effective date of each Advance as though made at and as of each such date, and no Event of Default shall have occurred and be continuing, or would result from such Advance.

      (b) There shall be no law, order, rule or regulation of any governmental authority in effect which has the effect of prohibiting, making unlawful or hindering any of the transactions contemplated by this Note.

      (c) There shall be no outstanding Event of Default and no condition which, with notice or passage of time or both would constitute an Event of Default.

      (d) The Board of Directors of Borrower  shall have  approved this Note and
the  transactions   evidence  by  this  Note,  including  without  limiting  the conversion feature of this Note.

      (e) Certain shareholders of Borrower shall have signed and delivered to Lender a written agreement in a form acceptable to Lender evidencing their agreement to vote their shares of common stock of Borrower in favor of the approval of the convertibility of this Note as set forth below.

4. Use of Proceeds. The proceeds of Advances shall be used for general corporate purposes, including for working capital. The proceeds of Advances shall not be used for payments or distributions to shareholders, directors, officers or affiliates of the Borrower. Notwithstanding the foregoing, such proceeds may be used for payment of salaries and accrued bonuses of officers and employees of the Borrower.

B. Interest. Interest shall accrue with respect to Advances on the principal sum hereunder at the per annum rate of seven and three quarters percent (7.75%), net of any deductions or withholding taxes. Interest payable hereunder shall be calculated on the basis of a three hundred sixty (360) day year for actual days elapsed. Interest shall be due and payable (or converted as set forth in Section C below) upon payment or conversion of the principal sum of this Note pursuant to Section C below. Notwithstanding the foregoing to the contrary, during any period for which an Event of Default shall have occurred and be continuing, interest shall accrue with respect to Advances on the principal sum hereunder at the per annum rate of eleven and three quarters percent (11.75%), net of any deductions or withholding taxes.

C.  Payment or Conversion.

     1. Scheduled Payment. Subject to other provisions of this Note, the outstanding principal sum of this Note, together with the accrued interest thereon, shall be due and payable on July 12, 2001.

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

       4. Immediate Payment. Notwithstanding anything herein to the contrary, in the event that all necessary shareholder, regulatory and other approvals or consents for the convertibility of this Note as set forth below are not obtained by October 31, 1999, (i) the outstanding principal sum from all Advances as of the date thereof and all future Advances from the date thereof and (ii) accrued interest thereon, shall be repaid in full upon demand by the Investors representing two-thirds (2/3) of the then outstanding principal sum of this Note; provided, however, no such demand may be made until January 1, 2000; and provided, further, that the Investors must provide at least one (1) month prior written notice to the Borrower prior to such demand. To the extent the approvals or consents contemplated herein are obtained after October 31, 1999, this Note shall not be subject to repayment upon demand as set forth herein but rather in accordance with the scheduled payment as set forth in Section C.1 above. In addition, such demand may not be made if shareholder approval for the convertibility of this Note is not obtained as a result of the Investors failing to vote or consent for such convertibility.

       5.         Conversion.

         (a) Subject to obtaining all necessary shareholders, regulatory and other approvals or consents and further subject to Section C.5 (c) hereof, all or part of the principal sum of this Note, together with the accrued interest thereon (including any principal amounts which have not been advanced under this Note), shall be convertible at the option of the Lender into shares of common stock of the Borrower (the "Common Stock"). The number of shares of Common Stock to be issued upon such conversion(s) shall be equal to the quotient obtained by dividing (i) such part (or all) of the principal sum of this Note (including any principal amounts which have not been advanced under this Note) plus accrued interest thereon by (ii) Seventy-Five Cents ($.75). In the event that Investors (or either of them) exercise this conversion right and the full amount of principal under this Note has not been advanced, then as part of such conversion, such Investor(s) shall pay to Borrower such Investor's unadvanced portion of the principal amount of this Note.

         (b) No fractional share of Common Stock will be issued upon such conversion(s) of this Note. In lieu of any fractional share to which the Lender would otherwise be entitled, the Borrower will pay to the Lender in cash the amount of the unconverted principal and interest balance of this Note that would otherwise be converted into such fractional share. At its expense, the Borrower, will as soon as practicable thereafter, issue and deliver to each Investor, at its principal office, or other address notified by each Investor to the Borrower from time to time, a certificate or certificates for the number of shares (representing its pro rata portion) to which the Investor is entitled upon such conversion(s). Upon such conversion(s) of this Note, the Borrower will be forever released from all of its obligations and liabilities under this Note, to the extent of the conversion. Such conversions may be exercised individually by each Investor but notwithstanding anything herein to the contrary, each such conversion must be for the full amount of the outstanding principal and accrued interest thereon payable to the Investor exercising its rights under Section 5 hereunder at the time of such exercise.

      (c) Notwithstanding anything herein to the contrary, Section C.5(a) of this Note shall not apply and this Note shall not be convertible into shares of Common Stock as contemplated herein upon the occurrence of the following: the consummation of any transaction or series of transactions (collectively, the "Transaction"), including without limitation, the sale, transfer or disposition of all or substantially all of the Borrower's assets or the merger of the Borrower with or into, or consolidation with, any other corporate entity, whereby the holders of the Borrower's voting securities prior to the Transaction do not hold more than 50% of the voting securities of the surviving entity following the consummation of the Transaction. Notice of any such Transaction shall be provided to the Investors fourteen (14) calendar days prior to the consummation of any such Transaction and, notwithstanding anything to the contrary contained elsewhere in this Note, Investors may exercise their rights of conversion during such 14-day period.

D. Security Interest.

         1. Grant of Security Interest. Upon the first Advance hereunder, Borrower grants to Lender a security interest in the Collateral, as defined herein, to secure the payment of all of the outstanding indebtedness hereunder (the "Secured Obligations") including, without limitation, principal, accrued interest, other advances made under this Note and any attorneys' fees to which Lender is entitled under this Note. The amounts payable under this Note and the security interest granted hereunder shall be senior in right to payment and lien priority to the rights and security interest granted to the holders of the Secured Promissory Note dated April 23, 1999 in the original principal amount of $2,000,000 (the "April 23, 1999 Note"), subject to the consent of such holders as provided in Section G below.

         2. Representations and Warranties Regarding Collateral. On the date of this Note and as of the date of each Advance under this Note, Borrower does and shall represent and warrant to Lender, that as of each such date:

                  (a) Borrower is the true and lawful owner of the Collateral, having good and marketable title thereto, free and clear of any and all Liens other than the Lien and security interest granted to Lender hereunder and Permitted Liens.

                  (b) The lien against the Collateral granted hereunder is and shall be a first-priority lien against the collateral and each portion thereof, subject to Permitted Liens.

                  (c) Borrower shall not create or assume or permit to exist any such Lien on or against any of the Collateral except as created or permitted by this Note and Permitted Liens, and Borrower shall promptly notify Lender of any such other Lien against the Collateral and shall defend the Collateral against, and take all such action as may be reasonably necessary to remove or discharge, any such Lien.

                  (d) Borrower shall take all commercially reasonable actions necessary to protect and preserve the Collateral which is used in its business in good condition and repair, subject to ordinary wear and tear, and to preserve its value and usefulness.

                  (e) No part of the Intellectual Property Collateral has been judged invalid or unenforceable, in whole or in part.

                  (f) No claim has been made that any part of the Intellectual Property Collateral violates the rights of any third party.

                  (g) The Collateral consists of all assets which are required for the conduct and operation of the business of Borrower as of the date of this Note.

                  (h) The Intellectual Property Collateral includes all of the technology, know-how and proprietary information which are required for the conduct and operation of the business of borrower as of the date of this Note.

         3. General Representations and Warranties. On the date of this Note and as of the date of each Advance under this Note, Borrower does and shall represent and warrant to Lender, that as of each such date:

                  (a) Organization and Qualification. Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of California. Borrower has the requisite corporate power and authority to own, operate or lease its properties and to carry on its business as it is now being conducted and is duly qualified or licensed to do business, and is in good standing, in each jurisdiction in which the nature of its business or the properties owned, operated or leased by it makes such qualification, licensing or good standing necessary, except where the failure to have such power or authority, or the failure to be so qualified, licensed or good standing necessary, except where the failure to have such power or authority, or the failure to be so qualified, licensed or in good standing, would not have a Material Adverse Effect.

                  The term "Material Adverse Effect", as used in this Note, means any change in or effect (or any development that is reasonably likely to result in any change or effect) on the business, business prospects, properties, assets, operations, financial condition or results of operations of Borrower that is materially adverse to Borrower taken as a whole.

                  (b) Authority Relative to this Note. This Note has been duly and validly authorized, executed and delivered by Borrower and constitutes a valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms, except that such enforceability (i) may be limited by bankruptcy, insolvency, moratorium or other similar laws affecting or relating to the enforcement of creditors' rights generally and (ii) is subject to general principles of equity.

                  (c) No Conflict; Required Filings and Consents. Except for the
approval of Shareholders contemplate under Section C, none of the execution and delivery of this Note by Borrower, the consummation by Borrower of the transactions contemplated hereby or compliance by Borrower with any of the provisions hereof will (i) conflict with or violate the certificate of incorporation or by-laws of Borrower, (ii) conflict with or violate any material statute, ordinance, rule, regulation, order, judgment or decree applicable to Borrower, or by which Borrower or its properties or assets may be bound, or
(iii) result in a violation or breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, or result in any loss of any material benefit, or the creation of any lien on any of the property or assets of Borrower pursuant to any material agreement, a copy of which would be required to be filed as an exhibit to the Company's Form 10-K or Form 10-Q filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                  (d) Consents. None of the execution and delivery of this Note by Borrower, the consummation by Borrower of the transactions contemplated hereby or compliance by Borrower with any of the provisions hereof will require any consent, waiver, approval, authorization or permit of, or registration or filing with or notification to (any of the foregoing being a "Consent"), any government or subdivision thereof, or any administrative, governmental or regulatory authority, agency, commission, tribunal or body, domestic, foreign or supranational (a "Governmental Entity"), except for Consents the failure of which to obtain or make would not have a Material Adverse Effect or adversely affect the ability of Borrower to consummate the transactions contemplated hereby; provided that the convertibility feature of this Note as set forth in Section C which requires shareholder approval pursuant to the Nasdaq Stock Market's shareholder approval provisions is obtained.

                  (e) Material Adverse Change. Since the date of the latest financial statements filed by Borrower with the Commission prior to the date of this Note, there has not been any event, occurrence or development that has resulted or, to the Company's knowledge, is reasonably likely to result in a Material Adverse Effect.

         4. Perfection of Security Interest. Borrower agrees to take all actions required or requested by Lender and reasonably necessary to perfect, to continue the perfection of, and to otherwise give notice of, the Lien granted hereunder, including, but not limited to, execution and filing of financing statements and the filing of notices of security interests with the United States Patent and Trademark Office.

E.       Events of Default.

         1. Definition of Event of Default. The occurrence of any one or more of the following events shall constitute an "Event of Default" hereunder:

                  (a) Borrower's failure to perform, keep or observe any obligation under this Note or any of the covenants contained in this Note which failure is not cured within 30 days from the notice of the occurrence thereof delivered by Lender to Borrower; or

                  (b) 60 days' lapse following the institution of proceedings against Borrower, or Borrower's filing of a petition or answer or consent seeking reorganization or release, under the federal Bankruptcy Code, or any other applicable federal or state law relating to creditor rights and remedies, or Borrower's consent to the filing of any such petition or the appointment of a receiver, liquidator, assignee, trustee or other similar official of Borrower or of any substantial part of its property, or Borrower's making of an assignment for the benefit of creditors, or the taking of corporate action in furtherance of such action.

                  (c) Any representation or warranty of the Borrower made in this Note proves untrue in any material respect as of the date of the issuance or making thereof.

                  (d) The occurrence of any default under the April 23, 1999 Note which is not remedied within any applicable grace period provided therein.

         2.       Rights and Remedies on Event of Default.

                  (a) During the continuance of an Event of Default, Lender shall have the right, itself or through any of its agents, with notice to Borrower (as provided below), as to any or all of the Collateral, by any available judicial procedure, or without judicial process (provided, however, that it is in compliance with the UCC), declare all obligations evidenced by this Note immediately due and payable, cease advancing money or extending credit to or for the benefit of Borrower under this Note, and to exercise any and all rights afforded to a secured party under the UCC or other applicable law. Without limiting the generality of the foregoing, Lender shall have the right to sell or otherwise dispose of all or any part of the Collateral, either at public or private sale, in lots or in bulk, for cash or for credit, with or without warranties or representations, and upon such terms and conditions, all as Lender, in its reasonable discretion, may deem advisable, and it shall have the right to purchase at any such sale. Borrower agrees that a notice sent at least fifteen (15) days before the time of any intended public sale or of the time after which any private sale or other disposition of the Collateral is to be made shall be reasonable notice of such sale or other disposition. The proceeds of any such sale, or other Collateral disposition shall be applied, first to the expenses of retaking, holding, storing, processing and preparing for sale, selling, and the like, and to Lender's reasonable attorneys' fees and legal expenses, and then to the Secured Obligations and to the payment of any other amounts required by applicable law, after which Lender shall account to Borrower for any surplus proceeds. If, upon the sale or other disposition of the Collateral, the proceeds thereof are insufficient to pay all amounts to which Lender is legally entitled, Borrower shall be liable for the deficiency, together with interest thereon, and the reasonable fees of any attorneys Lender employs to collect such deficiency; provided, however that the foregoing shall not be deemed to require Lender to resort to or initiate proceedings against the Collateral prior to the collection of any such deficiency or other amount directly from Borrower.

                  (b) Borrower appoints Lender, and any officer, employee or agent of Lender, with full power of substitution, as Borrower's true and lawful attorney-in-fact, effective as of the date hereof, with power, in its own name or in the name of Borrower, during the continuance of an Event of Default, to endorse any notes, checks, drafts, money orders, or other instruments of payment in respect of the Collateral that may come into Lender's possession, to sign and endorse any drafts against debtors, assignments, verifications and notices in connection with accounts, and other documents relating to Collateral; to pay or discharge taxes or Liens at any time levied or placed on or threatened against the Collateral; to demand, collect, issue receipt for, compromise, settle and sue for monies due in respect of the Collateral; to notify persons and entities obligated with respect to the Collateral to make payments directly to Lender; and, generally, to do, at Lender's option and at Borrower's expense, at any time, or from time to time, all acts and things which Lender deems necessary to protect, preserve and realize upon the Collateral and Lender's security interest therein to effect the intent of this Note, all as fully and effectually as Borrower might or could do; and Borrower hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney shall be irrevocable as long as any of the Secured Obligations are outstanding.

         (c) All of Lender's rights and remedies with respect to the Collateral, whether established hereby or by any other agreements, instruments or documents or by law shall be cumulative and may be exercised singly or concurrently.

         (d) The rights of Lender under this Note with respect to any Collateral and the enforcement of the security interests and associated rights hereunder may be exercised jointly by Investors or singly by any Investor representing two-thirds (2/3) of the then outstanding principal sum of this Note.

         (e) Upon the occurrence of an Event of Default, either Investor may bring suit against Borrower to collect amounts due such Investor under this Note.

         (f) Either Investor may bring suit against Borrower to enforce the provisions of this Note.

F.       Restrictions on Transfer and Compliance with Securities Act.

         1. Certificates. Certificates representing any of the shares of Common Stock acquired pursuant to the provisions of this Note shall have endorsed thereon the following legends, as appropriate.

                  (a) Such shares of Common Stock will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), nor qualified (if necessary) under applicable state securities laws and consequently will have the following legend:

"THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED OR HYPOTHECATED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES, THE SALE IS MADE IN ACCORDANCE WITH RULE 144 UNDER THE ACT, OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES REASONABLY SATISFACTORY TO THE COMPANY, STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT."

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

                  (e) Subject to the preceding, this Note may be transferred only upon surrender of the original Note for registration of transfer, duly endorsed, or accompanied by a duly executed written instrument of transfer in form satisfactory to Borrower. Thereupon, a new Note for like principal amount and interest will be issued to, and registered in the name of, the transferee. Interest and principal are payable only to the registered holder of the Note.

G.       Covenants.

                  (a) Registration Rights. Upon receipt of the necessary approvals for the convertibility feature of this Note set forth in Section C.5 above, the Borrower hereby covenants to enter into a registration rights agreement substantially similar to the Registration Rights Agreement dated January 26, 1999 with Deiter Meier and Stephen Jackson, with each of the Investors to provide for the registration of the shares of Common Stock into which the Note is then convertible.

                  (b) Subordination. Borrower shall use commercially reasonable efforts to obtain the consent of the holders of the April 23, 1999 Note to the subordination of the right to payment under and the security interest granted pursuant to such promissory note as described in Section D.1 above. Failure to obtain such consent by October 31, 1999 shall constitute an Event of Default hereunder. Notwithstanding anything to the contrary contained elsewhere in this Note, Lender shall not be required to make any advances under this Note unless and until such consent is obtained and delivered to Lender.

H. Prior Note. This Note shall supersede the Promissory Note by Borrower in favor of Taurean Investments AG dated July 13, 1999 in the amount of $500,000, and the principal amount of $500,000 borrowed thereunder shall be considered an Advance pursuant to Section A.1 above.

I. Right of First Offer: Subject to the rights of other stockholders of the Borrower, Investors shall have a right of first offer to participate, on a pro-rata basis (assuming the conversion of the Note as provided herein), in all future private placements of equity securities and debt instruments convertible into equity securities of the Borrower, in accordance with the Right of First Offer Agreement executed concurrently herewith.

J.       Other Provisions.

         1. Definitions. As used herein, the following terms shall have the following meanings:

                  "Collateral" means the property described on Exhibit A attached hereto.

                  "Copyrights" means any and all copyright rights, copyright applications, copyright registrations and like protections in each work or authorship and derivative work thereof, whether published or unpublished and whether or not the same also constitutes a trade secret, now or hereafter existing, created, acquired or held.

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

                  (f) All amendments, renewals and extensions of any of the Copyrights, Trademarks or Patents; and

                  (g) All proceeds and products of the foregoing, including without limitation all payments under insurance or any indemnity or warranty payable in respect of any of the foregoing.

                  "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, security interest, charge, claim or other encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any security interest) and any agreement to give or refrain from giving a lien, mortgage, pledge, hypothecation, assignment, deposit arrangement, security interest, charge, claim or other encumbrance of any kind.

                  "Patents" means all patents, patent applications and like protections including without limitation improvements, divisions, continuations, renewals, reissues, extensions and continuations in part of the same.

                  "Permitted Liens" means: (i) Liens imposed by law, such as carriers', warehousemen's, materialmen's and mechanics' liens, or Liens arising out of judgments or awards against Borrower with respect to which Borrower at the time shall currently be prosecuting an appeal or proceedings for review;
(ii) Liens for taxes not yet subject to penalties for nonpayment and Liens for taxes the payment of which is being contested in good faith and by appropriate proceedings and for which, to the extent required by generally accepted accounting principles then in effect, proper and adequate book reserves relating thereto are established by Borrower; (iii) purchase money security interests and liens in connection with capital leases incurred in the ordinary course of business (to the extent such liens are only on the leased property) or existing on after acquired property at the time of its acquisition by the Borrower; (iv) liens existing on property as of the date of this Note; (v) liens securing the performance of bids, trade contracts, leases, surety bonds and the like; (vi) leases and sublicenses granted to others in the ordinary course of business;
(vii) liens consisting of rights of set-off or bankers liens of a customary nature; (viii) liens in connection with the establishment of receivable lines of credit with commercial banks or other institutional lenders; (ix) liens consisting of agreements to refrain from giving or creating Liens (other than the Lien and security interest granted to Lender hereunder) in connection with joint venture agreements, strategic alliances and the like; and (x) liens granted in all of the Company's assets pursuant to the secured Promissory Note date April 23, 1999.

                  "Trademarks" means any trademark and servicemark rights, whether registered or not, applications to register and registrations of the same and like protections, and the entire goodwill of the business of Borrower connected with and symbolized by such trademarks.

                  "UCC" means the Uniform Commercial Code in effect from time to time in the relevant jurisdiction.

         2. Governing Law; Venue. This Note shall be governed by the laws of the State of California, without giving effect to conflicts of law principles. Borrower and Lender agree that all actions or proceedings arising in connection with this Note shall be tried and litigated only in the state and federal courts located in the City and County of San Francisco, State of California or, at Lender's option, any court in which Lender determines it is necessary or appropriate to initiate legal or equitable proceedings in order to exercise, preserve, protect or defend any of its rights and remedies under this Note or otherwise or to exercise, preserve, protect or defend its Lien, and the priority thereof, against the Collateral, and which has subject matter jurisdiction over the matter in controversy. Borrower waives any right it may have to assert the doctrine of forum non conveniens or to object to such venue, and consents to any court ordered relief Borrower waives personal service of process and agrees that a summons and complaint commencing an action or proceeding in any such court shall be promptly served and shall confer personal jurisdiction if served by registered or certified mail to Borrower. The choice of forum set forth herein shall not be deemed to preclude the enforcement of any judgment obtained in such forum, or the taking of any action under this Note to enforce the same, in any appropriate jurisdiction.

        3. Notices. Any notice or communication required or desired to be served, given or delivered hereunder shall be in the form and manner specified below, and shall be addressed to the party to be notified as follows:

                  If to Investors:    Taurean Investments AG
                                      Grienbachstrasse 17
                                      CH-6300 Zug, Switzerland

                  With a copy to:     Thomas Rinderknecht, Esq.
                                      Rinderknecht Klein & Stadelhoffer
                                      Beethovenstrasse 7
                                      P.O. Box 4451
                                      Ch-8022 Zurich, Switzerland
                                      Fax: 011-41-01-287-24-00

                                      Pegasus Capital II, L.P.
                                      181 Elm Street
                                      New Canaan, CT  06840
                                      Attention: Mark Lanier
                                      Fax: (203) 966-4788

         With a copy to:              Thomas Rinderknecht, Esq.
                                      Rinderknecht Klein & Stadelhoffer
                                      Beethovenstrasse 7
                                      P.O. Box 4451
                                      Ch-8022 Zurich, Switzerland
                                      Fax: 011-41-01-287-24-00

         and to:                      Vern S. Bothwell, Esq.
                                      Feldman, Waldman & Kline
                                      3 Embarcadero Center, 28th Floor
                                      San Francisco, CA 94111
                                      Fax: (415) 981-1350

         If to Borrower:              Euphonix, Inc.
                                      220 Portage Avenue
                                      Palo Alto, California  94306
                                      Attention: Barry Margerum
                                      Fax: (650) 846-1131

         With a copy to:              Wilson Sonsini Goodrich & Rosati,
                                      Professional Corporation
                                      650 Page Mill Road
                                      Palo Alto, California  94304-1050
                                      Attn: John Roos, Esq.
                                      Fax: (650) 493-6811
or to such other address as each party designates to the other by notice in the manner herein prescribed. Notice shall be deemed given hereunder if (i) delivered personally or otherwise actually received, (ii) sent by overnight delivery service, (iii) mailed by first-class United States mail, postage prepaid, registered or certified, with return receipt requested, or (iv) sent via telecopy machine with a duplicate signed copy sent on the same day as provided in clause (ii) above. Notice mailed as provided in clause (iii) above shall be effective upon the expiration of three (3) business days after its deposit in the United States mail, and notice telecopied as provided in clause
(iv) above shall be effective upon receipt of such telecopy if the duplicate signed copy is sent under clause (iv) above. Notice given in any other manner described in this section shall be effective upon receipt by the addressee thereof, provided , however, that if any notice is tendered to an addressee and delivery thereof is refused by such addressee, such notice shall be effective upon such tender unless expressly set forth in such notice.

         4. Lender's Rights; Borrower Waivers. Lender's acceptance of partial or delinquent payment from Borrower hereunder, or Lender's failure to exercise any right hereunder, shall not constitute a waiver of any obligation of Borrower hereunder, or any right of Lender hereunder, and shall not affect in any way the right to require full performance at any time thereafter. Except as otherwise expressly provided herein, Borrower waives presentment, diligence, demand of payment, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note. In any action on this Note, Lender need not produce or file the original of this Note, but need only file a photocopy of this Note certified by Lender be a true and correct copy of this Note in all material respects.

         5. Severability. Whenever possible each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision is prohibited by or invalid under applicable law, it shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of the provision or the remaining provisions of this Note.

         6. Amendment Provisions. This Note may not be amended or modified, nor may any of its terms be waived, except by written instruments signed by Borrower and Lender.

         7. Binding Effect. This Note shall be binding upon, and shall inure to the benefit of, Borrower and the holder hereof and their respective successors and assigns; provided , however, that Borrower's rights and obligations shall not be assigned or delegated without Lender's prior written consent, given in its sole discretion, and any purported assignment or delegation without such consent shall be void ab initio.

         8. Time of Essence. Time is of the essence of each and every provision of this Note.

         9. Headings. Section headings used in this Note have been set forth herein for convenience of reference only. Unless the contrary is compelled by the context, everything contained in each section hereof applies equally to this entire Note.

         10. No Usury. This Note is subject to the express condition that at no time shall the Borrower be obligated or required to pay interest hereunder at a rate which could subject Lender to either civil or criminal liability as a result of being in excess of the maximum rate which the Borrower is permitted by law to contract or agree to pay. If, by the terms of this Note, the Borrower is at any time required or obligated to pay interest at a rate in excess of such maximum rate, the rate of interest under this Note shall be deemed to be immediately reduced to such maximum rate and interest payable hereunder shall be computed at such maximum rate and the portion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of the principal balance of this Note.

         11. Attorneys' Fees. Should any litigation, enforcement or collection action be commenced between any of the parties to this Note under or in connection with this Note, the prevailing party in such litigation, enforcement or collection action shall be entitled, in addition to such other relief as may be granted, to a reasonable sum as and for its attorneys' fees in such litigation, enforcement or collection action which shall be determined by the court in such litigation, enforcement or collection action or in a separate action brought for that purpose. The provisions of this Section shall survive the entry of any judgement or award and shall continue to apply with respect to any action to collect or recover any such judgment or award.

IN WITNESS WHEREOF, the Borrower and each of the Investors has caused this Note to be duly executed on the date first written above.



                                                  EUPHONIX, INC.

                                                  By:  /s/ BARRY MARGERUM

                                                  Name: Barry Margerum

                                                  Title: Chief Executive Officer



                                                  "INVESTORS":

                                                  TAUREAN INVESTMENTS AG

                                                  By:  /s/ DIETER MEIER

                                                  Name: Dieter Meier

                                                  Title:  Principal

                                                  PEGASUS CAPITAL II, L.P.

                                                  By:  /s/ MARK LANIER

                                                  Name: Mark Lanier

                                                  Title: Principal

                                   EXHIBIT "A"

                        COLLATERAL DESCRIPTION ATTACHMENT
                           TO SECURED PROMISSORY NOTE

         All personal property of Borrower (herein referred to as "Borrower" or "Debtor") whether presently existing or hereafter created, written, produced or acquired, including, but not limited to: (1) all accounts receivable, accounts, chattel paper, contract rights (including, without limitation, royalty agreements, license agreements and distribution agreements), documents, instruments, money, deposit accounts and general intangibles, including, without limitation, returns, repossessions, books and records relating thereto, and equipment containing said books and records, all investment property, including securities and securities entitlements; (2) all software, computer source codes and other computer programs (collectively, the "Software Products"), and all common law and statutory copyrights and copyright registrations, applications for registration, now existing or hereafter arising, United States of America and foreign, obtained or to be obtained on or in connection with the Software Products, or any parts thereof or any underlying or component elements of the Software Products together with the right to copyright and all rights to renew or extend such copyrights and the right (but not the obligation) of Lender (herein referred to as "Lender" or "Secured Party") to sue in its own name and/or the name of the Debtor for past, present and future infringements of copyright; (3) all goods, including, without limitation, equipment and inventory (including, without limitation, all export inventory); (4) all guarantees and other security therefor; (5) all trademarks, service marks, trade names and service names and the goodwill associated therewith including, without limitation, the following:
                           Reel Feel(TM)
                           Clear Displays(TM)
                           Track Panner(TM)
                           SnapShot Recall(TM)
                           DSC(TM) (Digital Studio Controller)
                           Hyper-Surround(TM)
                           Total Automation(TM)
                           Mixview(TM)
(6) (a) all patents and patent applications filed in the United States Patent and Trademark Office or any similar office of any foreign jurisdiction, and interests under patent license agreements, including, without limitation, the inventions and improvements described and claimed therein, (including, without limitation, United States Patents Nos. 5524060, 5402501, 5399820 and 5677959 and applications for United States patents for (i) Computer-Mirrored Panel Input Devices, (ii) Multiple Driver Rotary Control for Audio Processors or Other Uses,
(iii) Functional Panel for Audio Mixer, and (iv) Cont. and Amendment of "Computer-Mirrored Panel Input Devices"), (b) licenses pertaining to any patent whether Debtor is licensor or licensee, (c) all income, royalties, damages, payments, accounts and accounts receivable now or hereafter due and/or payable under and with respect thereto, including, without limitation, damages and payments for past, present or future infringements thereof, (d) the right (but not the obligation) to sue for past, present and future infringements thereof,
(e) all rights corresponding thereto throughout the world in all jurisdictions in which such patents have been issued or applied for, and (f) the reissues, divisions, continuations, renewals, extensions and continuations-in-part with any of the foregoing (all of the foregoing patents and applications and interests under patent license agreements, together with the items described in clauses (a) through (f) in this paragraph are sometimes herein individually and collectively referred to as the "Patents");

(7) all rights in and to (i) the
on-air mixing consoles of the Series CS3000B, (ii) mixer hardware software designs, (iii) Real Time(TM) software design, and (iv) analog and digital audio hardware design expertise; and

(8) all products and proceeds, including, without limitation, insurance proceeds, of any of the foregoing.

Notwithstanding the foregoing, the grant of a security interest as provided herein shall not extend to, and the term "Collateral" shall not include, any contractual, license or lease rights or interests in which Borrower is the grantee, licensee or lessee thereunder to the extent that Borrower, whether by law or by the terms of such contract, license or lease, is not permitted to assign or grant a security in interest in its rights thereunder without the consent of the other party thereto.

================================================================================
================================================================================














                                 EUPHONIX, INC.



                               220 Portage Avenue
                           Palo Alto, California 94306




                         COMMON STOCK PURCHASE AGREEMENT



                                November 9, 1999


















================================================================================
================================================================================

                                TABLE OF CONTENTS
                                                                           Page

SECTION 1    Authorization and Sale of Common Stock...........................1

         1.1      Authorization...............................................1
         1.2      Purchase and Sale of Shares.................................1

SECTION 2   Closing Date; Delivery............................................1

         2.1      Closing.....................................................1
         2.2      Delivery....................................................1

SECTION 3    Representations and Warranties of the Company....................2

         3.1      Organization and Standing...................................2
         3.2      Corporate Power.............................................2
         3.3      Capitalization..............................................3
         3.4      Authorization...............................................3
         3.5      Financial Statements........................................3
         3.6      No Material Adverse Change..................................3
         3.7      No Undisclosed Liabilities..................................3
         3.8      Title to Assets.............................................4
         3.9      Actions Pending.............................................4
         3.10     Compliance with Law.........................................4
         3.11     Certain Fees................................................4
         3.12     Disclosure..................................................4
         3.13     Material Agreements.........................................4
         3.14     Employees...................................................5
         3.15     Intellectual Property, Trademarks, etc......................5

SECTION 4    Representations and Warranties of the Purchasers.................5

         4.1      Experience; Speculative Nature of Investment................5
         4.2      Investment..................................................5
         4.3      Rule 144....................................................5
         4.4      Access to Data..............................................6
         4.5      Authorization...............................................6
         4.6      Brokers or Finders..........................................6
         4.7      Tax Liability...............................................6
         4.8      Recent Transfers............................................6

SECTION 5    Conditions to Purchasers'Obligations to Close....................6
`        5.1      Representations and Warranties Correct......................7
         5.2      Covenants...................................................7
         5.3      Blue Sky....................................................7
         5.4      Rights Agreement............................................7
         5.5      Compliance with Law.........................................7

SECTION 6    Conditions to Company's Obligations to Close.....................7

         6.1      Representations.............................................7
         6.2      Covenants...................................................7
         6.3      Blue Sky....................................................7
         6.4      Rights Agreement............................................7
         6.5      Compliance with Law.........................................7

SECTION 7    Miscellaneous....................................................8

         7.1      Governing Law...............................................8
         7.2      Survival....................................................8
         7.3      Successors and Assigns......................................8
         7.4      Entire Agreement; Amendment.................................8
         7.5      Notices, etc................................................8
         7.6      Delays or Omissions.........................................8
         7.7      California Corporate Securities Law.........................9
         7.8      Counterparts................................................9
         7.9      Severability................................................9
         7.10     Titles and Subtitles........................................9
         7.11     Expenses....................................................9
         7.12     Limitation on Liability.....................................9
         7.13     Attorney's Fees.............................................9










                                        -ii-

EXHIBITS
A                 Schedule of Purchasers
B                 Registration Rights Agreement

                                    EUPHONIX, INC.


                         COMMON STOCK PURCHASE AGREEMENT


         THIS COMMON STOCK PURCHASE AGREEMENT (the "Agreement") is made as of November 9, 1999 by and among Euphonix, Inc., a California corporation (the "Company"), and the individuals on the Schedule of Purchasers attached as Exhibit A hereto (the "Purchasers").


                                    SECTION 1

                     Authorization and Sale of Common Stock

         1.1 Authorization. The Company has authorized the sale of up to a number of shares of Common Stock of the Company (the "Shares"), which shall have an aggregate market value equal to $1,750,000, based upon a cash price per share equal to the average closing bid price per share for the ten (10) days immediately preceeding the Closing Date ($1.1064) (as defined below), subject to the satisfaction or waiver of the conditions set forth in Sections 5 and 6 below.

         1.2 Purchase and Sale of Shares. Subject to the terms and conditions of this Agreement, each Purchaser agrees to purchase and the Company agrees to sell and issue to each Purchaser the number of Shares set forth opposite its name on Exhibit A. The Company's agreement with each Purchaser is a separate agreement, and the sale of the Shares to each Purchaser is a separate sale.

                                    SECTION 2

                             Closing Date; Delivery

2.1 Closing. The purchase and sale of the Shares hereunder shall take place at one closing ("the Closing") on November 9, 1999, (the "Closing Date"). The Closing shall be held at the offices of Wilson Sonsini Goodrich & Rosati, 650 Page Mill Road, Palo Alto, California, at 9:00 a.m. local time, on the Closing Date, or at such other time and place upon which the Company and the Purchaser shall agree.

2.2 Delivery. At the Closing, the Company will deliver to each Purchaser a certificate registered in each Purchaser's name representing the number of Shares that each Purchaser is purchasing for payment of the purchase price therefor as set forth in Section 1.2 above, by check payable to the Company or by wire transfer per the Company's instructions.

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

         3.3 Capitalization. The authorized capital stock of the Company and the shares thereof issued and outstanding as of the date hereof are set forth in the Disclosure Letter. All of the outstanding shares of the Company's Common Stock have been duly and validly authorized. Except as set forth in this Agreement and the Rights Agreement and as set forth in the Company's most recent Form 10-K, including the accompanying financial statements, or in the Company's most recent Form 10-Q, filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") in other public filings made by the Company with the Commission pursuant to the Exchange Act (collectively, the "Commission Filings"), or the Disclosure Letter, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, call or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company. Furthermore, except as set forth in this Agreement and the Rights Agreement and as set forth in the Commission Filings, or the Disclosure Letter, there are no contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of the capital stock of the Company or options, securities or rights convertible into shares of capital stock of the Company. Except for registration rights contained in agreements entered into by the Company in order to sell restricted securities as provided in the Commission Filings or the Disclosure Letter, the Company is not a party to any agreement granting registration rights to any person with respect to any of its equity or debt securities. The Company is not a party to, and it has no knowledge of, any agreement restricting the voting or transfer of any shares of the capital stock of the Company. Except as set forth in the Commission Filings or in the Disclosure Letter, the offer and sale of all capital stock, convertible securities, rights, warrants, or options of the Company issued prior to the Closing complied with all applicable federal and state securities laws, and no stockholder has a right of rescission or damages with respect thereto which would have a material adverse effect on the Company's financial condition or operating results.

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

         3.6 No Material Adverse Change. Since June 30, 1999, the date through which the most recent quarterly report of the Company on Form 10-Q has been prepared and filed with the Commission, the Company has not experienced or suffered any event or condition which has materially affected the business operations, assets or financial condition of the Company.

         3.7 No Undisclosed Liabilities. Except as disclosed in the Commission Filings or the Disclosure Letter, the Company has no liabilities, obligations, claims or losses that would be required to be disclosed on a balance sheet of the Company (including the notes thereto), other than those incurred in the ordinary course of the Company's business since June 30, 1999 and which, individually or in the aggregate, do not or would not have a material adverse effect on the Company's financial condition or operating results.

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

                                    SECTION 4

                Representations and Warranties of the Purchasers

         Each Purchaser hereby represents and warrants to the Company, as to himself only and not with respect to any other Purchaser, with respect to the purchase of Shares as follows:

         4.1 Experience; Speculative Nature of Investment. Each Purchaser (or its principals or advisors) has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests.
Each Purchaser acknowledges that its investment in the Company is highly speculative and entails a substantial degree of risk and each Purchaser is in a position to lose the entire amount of such investment.

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

         4.4 Access to Data. Each Purchaser has had an opportunity to discuss the Company's business, management and financial affairs with its management. Each Purchaser has also had an opportunity to ask questions of officers of the Company, which questions were answered to its satisfaction. Each Purchaser understands that such discussions, as well as any written information issued by the Company, were intended to describe certain aspects of the Company's business and prospects but were not a thorough or exhaustive description.

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

         5.5 Compliance with Law. No provision of any applicable law or regulation and no judgment, injunction, order or decree shall prohibit the sale and issuance of the Shares and the consummation of the transactions contemplated hereby.

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

                                    SECTION 7

                                  Miscellaneous

         7.1 Governing Law. This Agreement shall be governed in all respects by the internal laws of the State of California, without regard to its choice of law rules.

         7.2 Survival. The representations, warranties, covenants and agreements made herein shall survive any investigation made by the Purchasers and the closing of the transactions contemplated hereby.

         7.3 Successors and Assigns. Except as otherwise provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto; provided, however, that the rights of the Purchasers to purchase the Shares shall not be assignable without the prior written consent of the Company.

         7.4 Entire Agreement; Amendment. This Agreement and the other documents delivered pursuant hereto at the Closing constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein. Except as expressly provided herein, neither this Agreement nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and holders of a majority of the Shares.

         7.5 Notices, etc. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by registered or certified mail, postage prepaid, or otherwise delivered by hand or by messenger, addressed (a) if to Purchasers, at each Purchaser's address, as shown below, or at such other address as such Purchaser shall have furnished to the Company in writing, or (b) if to any other holder of any Shares, at such address as such holder shall have furnished the Company in writing, or, until any such holder so furnishes an address to the Company, then to and at the address of the last holder of such Shares who has so furnished an address to the Company, or (c) if to the Company, one copy should be sent to its address set forth on the cover page of this Agreement and addressed to the attention of the Chief Executive Officer, or at such other address as the Company shall have furnished to the Purchaser.

                  Each such notice or other communication shall for all purposes of this Agreement be treated as effective or having been given when delivered if delivered personally, or, if sent by mail, at the earlier of its receipt or 72 hours after the same has been deposited in a regularly maintained receptacle for the deposit of the United States mail, addressed and mailed as aforesaid.

         7.6 Delays or Omissions. Except as expressly provided herein, no delay or omission to exercise any right, power or remedy accruing to any party to this Agreement upon any breach or default of any other party under this Agreement, shall impair any such right, power or remedy of such non-defaulting party nor shall it be construed to be a waiver of any such breach or default, or an acquiescence  therein,  or of or in any  similar  breach or  default  thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any party of any provisions or conditions of this agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise
afforded  to  any  party  to  this  Agreement,   shall  be  cumulative  and  not
alternative.

         7.7 California Corporate Securities Law. THE SALE OF THE SECURITIES WHICH ARE THE SUBJECT OF THIS AGREEMENT HAS NOT BEEN QUALIFIED WITH THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA AND THE ISSUANCE OF SUCH

SECURITIES OR THE PAYMENT OR RECEIPT OF ANY PART OF THE CONSIDERATION THEREFOR PRIOR TO SUCH QUALIFICATION IS UNLAWFUL UNLESS THE SALE OF SECURITIES IS EXEMPT FROM THE QUALIFICATION BY SECTION 25100, 25102, OR 25105 OF THE CALIFORNIA CORPORATIONS CODE. THE RIGHTS OF ALL PARTIES TO THIS AGREEMENT ARE EXPRESSLY CONDITIONED UPON SUCH QUALIFICATION BEING OBTAINED, UNLESS THE SALE IS SO EXEMPT.

         7.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be enforceable against the parties actually executing such counterparts, and all of which together shall constitute one instrument.

         7.9 Severability. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

         7.10 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not considered in construing or interpreting this Agreement.

         7.11 Expenses. The Company and the Purchaser shall each bear their own fees, costs and expenses incurred on their behalf with respect to the Agreements and the transactions contemplated hereby and any amendments or waiver thereto; provided, however, the Company shall pay the attorney's fee of one (1) counsel to the Purchasers not to exceed $5,000 in the aggregate.

         7.12 Limitation on Liability. Notwithstanding anything in this Agreement to the contrary, no Purchaser shall have any liability for any misrepresentation, breaches of representations or warranties or breaches of covenants made by any other Purchaser under or in connection with this Agreement.

         7.13 Attorney's Fees. In any action brought or maintained by either party asserting a cause of action arising under or relating in any way to this Agreement, the prevailing party shall be entitled to recover its reasonable costs and attorney's fees.

The foregoing Agreement is hereby executed as of the date first above written.


                                        EUPHONIX, INC.
                                        a California corporation


                                        By: /s/ BARRY MARGERUM
                                        Barry Margerum, Chief Executive Officer


                                       PURCHASER




                                        By:
                                        Title:
































                  [Signature Page to 11/99 Purchase Agreement]

                                    EXHIBIT A


                             SCHEDULE OF PURCHASERS



   Name                               Number of Shares          Purchase Price
Dieter Meier                             451,916                   $500,000
c/o Soundproof, Inc.
5180 Linwood Drive
Los Angeles, CA 90027

Onset Enterprise Associates III, LP      451,916                   $500,000
c/o Robert Kuhling
Onset Ventures
2490 Sand Hill Road
Menlo Park, CA 94025

Stephen D. Jackson                       225,958                    $250,000
c/o Fashion Magic
1307 East Pine Street
Lodi, CA 95240

Walter Bosch                             451,916                     $500,000
Fraumunsterstr. 9
8001 Zurich
Switzerland

Total                                  1,581,706                   $1,750,000

================================================================================
================================================================================















                                 EUPHONIX, INC.

                               220 Portage Avenue

                           Palo Alto, California 94306




                          REGISTRATION RIGHTS AGREEMENT




                                November 9, 1999














================================================================================
================================================================================

                                TABLE OF CONTENTS
                                                                           Page

SECTION 1         Restrictions on Transferability of Securities; Compliance with
                  Securities Act; Registration Rights.........................1

         1.1      Restrictions on Transferability.............................1
         1.2      Certain Definitions.........................................1
         1.3      Restrictive Legend..........................................3
         1.4      Restrictions on Transfer; Notice of Proposed Transfers......4

         1.5      Requested Registration......................................5
         1.6      Company Registration........................................6

         (a)      Notice of Registration......................................7
         1.7      Expenses of Registration....................................7

         1.8      Registration Procedures.....................................8

         1.9      Indemnification............................................10
         1.10     Information by Holder......................................10

1.11     Rule 144 Reporting..................................................10
         1.12     Transfer of Registration Rights............................11
         1.13     Termination of Registration Rights.........................11

SECTION 2         Miscellaneous..............................................11

         2.1      Governing Law..............................................11
         2.2      Survival...................................................11
         2.3      Successors and Assigns.....................................11
         2.4      Entire Agreement; Amendment................................11
         2.5      Notices, etc...............................................11
         2.6      Delays or Omissions........................................12
         2.7      Counterparts...............................................12
         2.8      Severability...............................................12
         2.9      Titles and Subtitles.......................................12
         2.10     Attorney's Fees............................................12

                                 EUPHONIX, INC.


                          REGISTRATION RIGHTS AGREEMENT


         This Registration Rights Agreement (the "Agreement") is made as of November 9, 1999 between Euphonix, Inc., a California corporation (the "Company") and the Purchasers of the Company's Common Stock (the "Common Purchasers") pursuant to the Company's Common Stock Purchase Agreement dated November 9, 1999 (the "Common Stock Agreement").

         The Common Purchasers agree to be bound by all of the terms and conditions of this Agreement.

NOW, THEREFORE, the parties agree as follows:
                                    SECTION 1

                 Restrictions on Transferability of Securities;

               Compliance with Securities Act; Registration Rights

         1.1 Restrictions on Transferability. The Common Stock purchased pursuant to the Common Stock Agreement shall not be sold, assigned, transferred or pledged except upon the conditions specified in this Section 1, which conditions are intended to ensure compliance with the provisions of the Securities Act (as defined below). The Common Purchasers will cause any proposed purchaser, assignee, transferee, or pledgee of any such shares held by the Common Purchasers to agree to take and hold such securities subject to the provisions and upon the conditions specified in this Section 1.

         1.2 Certain Definitions. As used in this Agreement, the following terms shall have the following respective meanings:

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

         1.3 Restrictive Legend. Each certificate representing (i) the Common Stock issued pursuant to the Common Stock Agreement and (ii) any other securities issued in respect of such Common Stock upon any stock split, stock dividend, recapitalization, merger, consolidation or similar event, shall (unless otherwise permitted by the provisions of Section 1.4 below) be stamped or otherwise imprinted with a legend in the following form (in addition to any legend required under applicable state securities laws):

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

         1.4 Restrictions on Transfer; Notice of Proposed Transfers. The holder of each certificate representing Restricted Securities by acceptance thereof agrees to comply in all respects with the provisions of this Section 1.4. Prior to any proposed sale, assignment, transfer or pledge of any Restricted Securities (other than (i) a transfer not involving a change in beneficial ownership, (ii) in transactions involving the distribution without consideration of Restricted Securities by the Holder to any of its partners, or retired partners, or to the estate of any of its partners or retired partners, (iii) any transfer by any Holder to (A) any individual or entity controlled by, controlling, or under common control with, such Holder or (B) any individual or entity with respect to which such Holder (or any person controlled by, controlling, or under common control with, such Holder) has the power to direct investment decisions, (iv) to the spouse of a holder of Restricted Securities, or (v) in transactions in compliance with Rule 144, provided, in each case, that the transferee agrees in writing to be subject to the terms hereof), and unless there is in effect a registration statement under the Securities Act covering the proposed transfer, the holder thereof shall give written notice to the Company of such holder's intention to effect such transfer, sale, assignment or pledge. Each such notice shall describe the manner and circumstances of the proposed transfer, sale, assignment or pledge in sufficient detail, and, if requested by the Company, shall be accompanied, at such holder's expense, by an unqualified written opinion of legal counsel who shall be, and whose legal opinion shall be, reasonably satisfactory to the Company addressed to the Company, to the effect that the proposed transfer of the Restricted Securities may be effected without registration under the Securities Act, whereupon the holder of such Restricted Securities shall be entitled to transfer such Restricted Securities in accordance with the terms of the notice delivered by the holder to the Company. It is agreed that the Company will not request an opinion of counsel for the Holder for transactions made in reliance on Rule 144 under the Securities Act except in unusual circumstances, the existence of which shall be determined in good faith by the Board of Directors of the Company. Each certificate evidencing the Restricted Securities transferred as above provided shall bear, except if such transfer is made pursuant to Rule 144, the appropriate restrictive legend set forth in Section 1.3 above, except that such certificate shall not bear such restrictive legend if in the opinion of counsel for such holder and the Company such legend is not required in order to establish compliance with any provision of the Securities Act.

         1.5      Requested Registration.

                  (a) Request for Registration. In case the Company shall receive from Initiating Holders a written request that the Company effect any registration, qualification or compliance with respect to the Registrable Securities, the Company will:

                     (i) promptly give written notice of the proposed registration, qualification or compliance to all other Holders; and

                    (ii) as soon as practicable, use its best efforts to effect such registration, qualification or compliance (including, without limitation, appropriate qualification under applicable blue sky or other state securities laws and appropriate compliance with applicable regulations issued under the Securities Act and any other governmental requirements or regulations) as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of such Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any Holder or Holders joining in such request as are specified in a written request received by the Company within twenty (20) days after receipt of such written notice from the Company;

                  Provided, however, that the Company shall not be obligated to take any action to effect any such registration, qualification or compliance pursuant to this Section 1.5:

                                    (A)     In any  particular  jurisdiction  in
which  the  Company  would be  required  to  execute a
general consent to service of process in effecting such registration, qualification or compliance unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act;

                                    (B)     Prior to six (6) months after the
Closing Date;

                                    (C) During the period starting with the date
sixty (60) days prior to the Company's estimated
date of filing of, and ending on the date six (6) months immediately following the effective date of, any registration statement pertaining to securities of the Company (other than a registration of securities in a Rule 145 transaction or with respect to an employee benefit plan), provided that the Company is actively employing in good faith all reasonable efforts to cause such registration statement to become effective;

                                    (D)     Unless the aggregate  number of
shares of Registrable Securities sought to be registered by all Initiating Holders and other Holders pursuant to this Section 1.5 is greater than one (1) million shares;

                                    (E)     After the Company has  effected  one
(1) such  registration  pursuant to this  subparagraph
1.5(a), and such registration has been declared or ordered effective; or

                                    (F)     If the Company shall  furnish to
such Holders a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors it would be seriously detrimental to the Company or its shareholders for a registration statement to be filed in the near future, then the Company's obligation to use its best efforts to register, qualify or comply under this
Section 1.5 shall be deferred for a period not to exceed 120 days from the date of receipt of written request from the Initiating Holders; provided that the Company may not exercise this deferral right more than once per twelve (12) month period.

                  Subject to the foregoing clauses (A) through (F), the Company shall file a registration statement covering the Registrable Securities so requested to be registered as soon as practicable, after receipt of the request or requests of the Initiating Holders, but in any event within 120 days of such request.

                  (b) Underwriting. In the event that a registration pursuant to
Section 1.5 is for a registered public offering involving an underwriting, the Company shall so advise the Holders as part of the notice given pursuant to
Section 1.5(a)(i). In such event, the right of any Holder to registration pursuant to Section 1.5 shall be conditioned upon such Holder's participation in the underwriting arrangements required by this Section 1.5, and the inclusion of such Holder's Registrable Securities in the underwriting to the extent requested shall be limited to the extent provided herein.

                           The  Company   shall   (together   with  all  Holders
proposing to distribute their securities through such
underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by a majority in interest of the Initiating Holders, but subject to the Company's reasonable approval. Notwithstanding any other provision of this Section 1.5, if the managing underwriter advises the Initiating Holders in writing that marketing factors require a limitation of the number of shares to be underwritten, then (i) any securities requested to be registered by persons other than Holders (as defined herein) or the Holders of Registrable Securities (as such terms are defined in that certain Modification Agreement, dated November 6, 1991 (the "Modification Agreement"), by and between the Company, the First Series A Purchasers, the Second Series A Purchasers, the Series B Purchasers, the Series C Purchasers and the Affiliates (each as defined in the Modification Agreement)) shall be limited (or excluded entirely) on a pro rata basis from such registration, and (ii) if the managing underwriter determines that a further limitation is required, the Company shall so advise all Holders of Registrable Securities under this Agreement and the Holders of Registrable Securities under the Modification Agreement and the number of shares of Registrable Securities (including those under the Modification Agreement) that may be included in the registration and underwriting shall be allocated among all Holders under this Agreement and Holders under the Modification Agreement in proportion, as nearly as practicable, to the respective amounts of Registrable Securities held by such Holders at the time of filing the registration statement. No Registrable Securities (including those under the Modification Agreement) excluded from the underwriting by reason of the underwriter's marketing limitation shall be included in such registration. To facilitate the allocation of shares in accordance with the above provisions, the Company or the underwriters may round the number of shares allocated to any Holder (both under this Agreement and the Modification Agreement) to the nearest 100 shares.

                           If any Holder of Registrable Securities disapproves
of the terms of the underwriting, such person may elect to withdraw therefrom by written notice to the Company, the managing underwriter and the Initiating Holders. The Registrable Securities and/or other securities so withdrawn shall also be withdrawn from registration, and such Registrable Securities shall not be transferred in a public distribution prior to 120 days after the effective date of such registration, or such other shorter period of time as the underwriters may require.

         1.6      Company Registration.

(a) Notice of Registration. If at any time or from time to time the Company shall determine to register any of its securities, either for its own account or the account of a security holder or holders, other than a (i) registration relating solely to employee benefit plans, or (ii) a registration relating solely to a Commission Rule 145 transaction, the Company will:

                  (i)      promptly give to each Holder written notice thereof;
and

                  (ii) include in such registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made within twenty (20) days after receipt of such written notice from the Company, by any Holder.

                  (b) Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise the Holders as a part of the written notice given pursuant to Section 1.6(a)(i). In such event, the right of any Holder to registration pursuant to Section 1.6 shall be conditioned upon such Holder's participation in such underwriting and the inclusion of Registrable Securities in the underwriting to the extent provided herein. All Holders proposing to distribute their securities through such underwriting shall (together with the Company and the other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by the Company.

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

                  (c)......Right  to Terminate  Registration.  The Company shall have the right to terminate or withdraw any registration initiated by it under this Section 1.6 prior to the effectiveness of such registration whether or not any Holder has elected to include securities in such registration.

         1.7 Expenses of Registration. All Registration Expenses incurred in connection with (i) one (1) registration pursuant to Section 1.5 and (ii) all registrations pursuant to Section 1.6 shall be borne by the Company. Unless otherwise stated, all Selling Expenses relating to securities registered on behalf of the Holders and all other Registration Expenses shall be borne by the Holders of such securities, and by the Company, in the event the Company participates in the registration, pro rata on the basis of the number of shares so registered. Notwithstanding the above, the Company shall not be required to pay for any expenses of any registration proceeding begun pursuant to Section
1.5 above if the registration request is subsequently withdrawn at the request of the Holders of a majority of the Registrable Securities to be registered (which Holders shall bear such expenses).

         1.8 Registration Procedures. In the case of each registration, qualification or compliance effected by the Company pursuant to this Section 1, the Company will keep each Holder advised in writing as to the initiation of each registration, qualification and compliance and as to the completion thereof. At its expense the Company will:

                  (a) Prepare and file with the Commission a registration statement with respect to such securities and use its best efforts to cause such registration statement to become and remain effective for at least one hundred eighty (180) days or until the distribution described in the registration statement has been completed;

                  (b) Furnish to the Holders participating in such registration and to the underwriters of the securities being registered such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and such other documents as such underwriters may reasonably request in order to facilitate the public offering of such securities;

                  (c) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statements as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

                  (d) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as shall be reasonably requested by the Holders, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions; and

                  (e) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering. Each Holder participating in such underwriting shall also enter into and perform its obligations under such an agreement.

         1.9      Indemnification.

                  (a) The Company will indemnify each Holder, each of its officers and directors and partners, and each person controlling such Holder within the meaning of Section 15 of the Securities Act, with respect to which registration, qualification or compliance has been effected pursuant to this
Section 1, and each underwriter, if any, and each person who controls any underwriter within the meaning of Section 15 of the Securities Act, against all expenses, claims, losses, damages or liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation, commenced or threatened, arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, offering circular or other document, or any amendment or supplement thereto, incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, or any violation by the Company of the Securities Act, the Exchange Act, state securities law or any rule or regulation promulgated under such laws applicable to the Company in connection with any such registration, qualification or compliance, and within a reasonable period the Company will reimburse each such Holder, each of its officers and directors, and each person controlling such Holder, each such underwriter and each person who controls any such underwriter, for any legal and any other expenses reasonably incurred in connection with investigating, preparing or defending any such claim, loss, damage, liability or action; provided that the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission or alleged untrue statement or omission, made in reliance upon and in conformity with written information furnished to the Company by an instrument duly executed by such Holder, controlling person or underwriter and stated to be specifically for use therein.

                  (b) Each Holder will, if Registrable Securities held by such Holder are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors and officers, each underwriter, if any, of the Company's securities covered by such a registration statement, each person who controls the Company or such underwriter within the meaning of Section 15 of the Securities Act, and each other such Holder, each of its officers and directors and each person controlling such Holder within the meaning of Section 15 of the Securities Act, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and within a reasonable period will reimburse the Company, such Holders, such directors, officers, persons, underwriters or control persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by an instrument duly executed by such Holder and stated to be specifically for use therein. Notwithstanding the above, the liability of each Holder under this subsection
(b) shall not exceed such Holder's net proceeds from the sale of securities pursuant to such registration statement, unless such liability arises out of or is based on willful misconduct by such Holder.

                  (c) Each party entitled to indemnification  under this Section
1.9 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld), and the Indemnified Party may participate in such defense at such party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Section 1 unless the failure to give such notice is materially prejudicial to an Indemnifying Party's ability to defend such action and provided further, that the Indemnifying Party shall not assume the defense for matters as to which there is a conflict of interest or separate and different defenses. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. No Indemnifying Party shall be liable for indemnification hereunder with respect to any settlement or consent to judgment, in connection with any claim or litigation to which these indemnification provisions apply, that has been entered into without the prior consent of the Indemnifying Party (which consent will not be unreasonably withheld).

         1.10 Information by Holder. The Holder or Holders of Registrable Securities included in any registration shall furnish to the Company such information regarding such Holder or Holders, the Registrable Securities held by them and the distribution proposed by such Holder or Holders as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Section 1.

         1.11 Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of the Restricted Securities to the public without registration, after such time as a public market exists for the Common Stock of the Company, the Company agrees to use its best efforts to:

                  (a) Make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times during which the Company is subject to the reporting requirements of the Securities Act or the Exchange Act;

                  (b) File with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

                  (c) So long as a Holder owns any Restricted Securities, to furnish to the Holder forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of said Rule 144, and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company and other information in the possession of or reasonably obtainable by the Company as the Holder may reasonably request in availing itself of any rule or regulation of the Commission allowing the Holder to sell any such securities without registration.

         1.12 Transfer of Registration Rights. The rights to cause the Company to register securities granted Holders under Sections 1.5 and 1.6 may be assigned to a transferee or assignee reasonably acceptable to the Company (which consent shall not be unreasonably withheld) in connection with any transfer or assignment of Registrable Securities by a Holder, provided that (i) such transfer may otherwise be effected in accordance with applicable securities laws, and (ii) such assignee or transferee acquires at least 50,000 shares of Registrable Securities (adjusted for stock splits, stock dividends, stock recombinations and the like after the date of this Agreement). Notwithstanding the above, the rights to cause the Company to register securities may be assigned to any partner, shareholder, equity holder or officer of a Holder without compliance with item (ii) above, provided written notice thereof is promptly given to the Company.

         1.13 Termination of Registration Rights. The registration rights granted pursuant to Section 1 shall terminate as to each Holder at such time as a public market for the Company's Common Stock exists and all Registrable Securities held by such Holder may, in the opinion of counsel to the Company (which opinion shall be addressed and rendered to Holder), be sold within a given three month period pursuant to Rule 144 or any other applicable exemption that allows for resale free of registration.

                                    SECTION 2

                                  Miscellaneous

         2.1 Governing Law. This Agreement shall be governed in all respects by the internal laws of the State of California.

         2.2 Survival. The covenants and agreements made herein shall survive any investigation made by the Common Purchasers and the closing of the transactions contemplated hereby.

         2.3 Successors and Assigns. Except as otherwise provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

         2.4 Entire Agreement; Amendment. This Agreement, the Common Stock Agreement and the other documents delivered pursuant hereto on the Closing Date constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein. Except as expressly provided herein, neither this Agreement nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and the holders of a majority of the Registrable Securities.

         2.5 Notices, etc. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by registered or certified mail, postage prepaid, or otherwise delivered by hand or by messenger, addressed (a) if to a Common Purchaser, at such Common Purchaser's address, as shown on the stock records of the Company, or at such other address as such Common Purchaser shall have furnished to the Company in writing, or (b) if to any other holder of the Common Stock, at such address as such holder shall have furnished the Company in writing, or, until any such holder so furnishes an address to the Company, then to and at the address of the last holder of such Common Stock who has so furnished an address to the Company, or (c) if to the Company, one copy should be sent to its address set forth on the cover page of this Agreement and addressed to the attention of the President and Chief Executive Officer, or at such other address as the Company shall have furnished to the Common Purchasers.

                  Each such notice or other communication shall for all purposes of this Agreement be treated as effective or having been given when delivered if delivered personally, or, if sent by mail, at the earlier of its receipt or 72 hours after the same has been deposited in a regularly maintained receptacle for the deposit of the United States mail, addressed and mailed as aforesaid.

         2.6 Delays or Omissions. Except as expressly provided herein, no delay or omission to exercise any right, power or remedy accruing to any party to this Agreement upon any breach or default of any other party under this Agreement, shall impair any such right, power or remedy of such nondefaulting party nor shall it be construed to be a waiver of any such breach or default, or an acquiescence  therein,  or of or in any  similar  breach or  default  thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any holder of any provisions or conditions of this Agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise
afforded  to  any  party  to  this  Agreement,   shall  be  cumulative  and  not
alternative.

         2.7 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be enforceable against the parties actually executing such counterparts, and all of which together shall constitute one instrument.

         2.8 Severability. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

         2.9 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not considered in construing or interpreting this Agreement.

         2.10 Attorney's Fees. In any action brought or maintained by either party asserting a cause of action arising under or relating in any way to this Agreement, the prevailing party shall be entitled to recover its reasonable costs and attorney's fees.

The foregoing agreement is hereby executed as of the date first above written.


                                  EUPHONIX, INC.



                                  /s/ BARRY L. MARGERUM
                                  By:     Barry L. Margerum
                                  Title:  Chief Executive Officer and President


                                  COMMON PURCHASERS



                                  By:
                                  Title:



























             [Signature Page to 11/99 Registration Rights Agreement]

EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to incorporation by reference in the Registration Statements on Form S-8 (No. 333-17545, No. 333-98130, No. 333-68425) of Euphonix Inc. of
our report dated March 1, 2000 relating to the financial statements which appears in this Form 10-K.






/s/ PricewaterhouseCoopers LLP


San Jose, California
March 29, 2000

EXHIBIT 23.2

     CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-17545 pertaining to the 1990 Stock Plan, the Registration Statement (Form S-8 No. 333-98130) pertaining to the 1990 Stock Plan, 1995 Performance Based Stock Option Plan and 1995 New Director Option Plan, and the Registration Statement (Form S-8 No. 333-68425) pertaining to the 1997 Non-statutory Stock Option Plan of our report dated March 4, 1999, with respect to the consolidated financial statements of Euphonix, Inc. for the two years ended December 31, 1998 included in its Annual Report (Form 10-K) for the year ended December 31, 1999, filed with the Securities and Exchange Commission.


                                             /s/ Ernst & Young LLP

San Jose, California
March 29, 2000