Form 10-Q
period 2000-03-31
EUPHONIX INC \CA\
filed 2000-05-10
CIK 948640

==================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                Yes       X                      No
                    ___________                     ___________


The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 11,875,000 ($.001 par value).

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                          Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
          March 31, 2000 and December 31, 1999...............................3

         Consolidated Statements of Operations for the
          three months ended March 31, 2000 and 1999.........................4

         Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 1999.................5

         Notes to Consolidated Financial Statements .........................6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................9


PART II.          OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................16

Signature...................................................................17

PART I.           FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                        March 31,   December 31,
                                                          2000         1999
                                                          ----         ----

                            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................$     907      $     838
 Accounts receivable, (net of allowance for doubtful
  accounts of $120 in 2000 and $112 in 1999)..........    2,349          2,354
 Inventories..........................................    7,156          6,964
 Prepaid expenses and other current assets............      325            174
                                                     -------------  ------------
Total current assets..................................   10,737         10,330

Property and equipment, net...........................    1,452          1,881
Deposits and other assets.............................      491             89
                                                     -------------  ------------
 Total assets.........................................$  12,680      $  12,300

                                                     =============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable......................................$  2,113       $  2,007
 Accrued liabilities...................................   1,022          1,090
 Customer deposits.....................................     190            240
                                                      -------------  -----------
Total current liabilities..............................   3,325          3,337

Convertible notes payable..............................   3,719          2,166
                                                      --------------  ----------
 Total liabilities.....................................   7,044          5,503
                                                      --------------  ----------

Commitments and contingencies (Note 3)

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value: 2,000,000 authorized
 shares, none issued and outstanding....................   ----           ----
Common stock, $0.001 par value: 20,000,000 authorized
 shares, 11,875,000 and 11,591,000 shares issued and
 outstanding in 2000 and 1999, respectively.............     12             12
Additional paid-in capital.............................. 23,441         21,402
Accumulated other comprehensive income..................     40             42
Accumulated deficit.....................................(17,857)       (14,659)
                                                      -------------  -----------
Total shareholders'equity...............................  5,636          6,797
                                                      -------------  -----------
Total liabilities and shareholders'equity..............$ 12,680      $  12,300
                                                      =============  ===========



   The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                  Three Months Ended March 31,
                                                    2000                1999
                                                    ----                ----


     Net revenues............................. $   2,835            $   2,159
     Cost of revenues.........................     2,075                1,762
                                               -------------      --------------
     Gross margin.............................       760                  397
                                               -------------      --------------

     Operating expenses:
      Research and development................       909                1,225
      Sales and marketing.....................     1,292                1,229
      General and administrative..............       359                  539
                                               --------------     --------------
     Total operating expenses.................     2,560                2,993
                                               --------------     --------------

     Operating loss...........................    (1,800)              (2,596)

     Interest and other income................      ----                   13
     Interest expense and other charges.......    (1,398)                  (1)
                                               ---------------    --------------

     Net loss................................. $  (3,198)           $  (2,584)
                                               ===============    ==============


     Basic and diluted net loss per share..... $   (0.27)           $   (0.34)
                                               ===============    ==============

     Shares used in computing
      basic and diluted net loss per share....     11,719               7,589
                                               ===============    ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                        2000            1999
                                                        ----            ----

Cash flows from operating activities:
Net loss.............................................$ (3,198)    $    (2,584)
                                                     -----------  --------------
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization......................     176             140
  Write-off of property and equipment................      30             ---
  Allowance for doubtful accounts....................       8             142
  Beneficial conversion feature on convertible notes
   payable...........................................   1,279             ---
  Deferred compensation amortization.................      57              23
  Transfer of demonstration equipment to inventory...     256             ---
  Changes in assets and liabilities:
   Accounts receivable...............................      (3)             13
   Inventory.........................................    (192)           (967)
   Prepaid expenses and other assets.................    (194)           (128)
   Accounts payable..................................     106           1,506
   Accrued liabilities...............................     (15)           (265)
   Customer deposits.................................     (50)             65
                                                     ------------  -------------
Total adjustments....................................   1,458             529
                                                     ------------  -------------

Net cash used in operating activities................  (1,740)         (2,055)
                                                     ------------  -------------

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities.     ---             589
Purchase of property and equipment...................     (33)           (367)
                                                     ------------  -------------
Net cash (used in) / provided by investing activities.    (33)            222
                                                     ------------  -------------

Cash flows from financing activities:
Proceeds from issuance of convertible notes..........   1,500             ---
Proceeds from sale of common stock...................     300           1,304
Proceeds from exercise of stock options..............      42             ---
                                                    -------------  -------------
Net cash provided by financing.......................   1,842           1,304
                                                    -------------  -------------

Net  increase (decrease) in cash and cash equivalents      69            (529)
Cash and cash equivalents at beginning of period.....     838           1,637
                                                    -------------  -------------
Cash and cash equivalents at end of period...........$    907      $    1,108
                                                    =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       The Company and Summary of Significant Accounting Policies

         The Company

         Euphonix, Inc. (the "Company") was incorporated on July 6, 1988 in the state of California. Euphonix develops, manufactures and supports networked digital audio systems for music, film & TV post production, broadcast, sound reinforcement and multimedia applications.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         For further information, refer to the audited financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations, financial position or cash flows.


         In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements used by the Company for the sale of equipment may require a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installa-tion is complete and accepted by the customer. The effect of such a change,

                                 EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - -(Continued)
                                   (unaudited)

if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's second quarter of its fiscal year ending on December 31, 2000.

2.       Balance Sheet Components (in thousands):
         (a) Inventories:
                                               March 31,           December 31,
                                                 2000                  1999
                                                 ----                  ----


           Raw materials....................  $  2,698              $  2,878
           Work-in-process..................     1,902                 1,494
           Finished goods...................     2,556                 2,592
                                           ---------------      ---------------
                                              $ 7,156               $  6,964
                                           ===============      ===============

(b)      Accrued liabilities:
                                                   March 31,        December 31,
                                                     2000                1999
                                                     ----                ----
       Accrued compensation and related..........$    422            $    429
       Accrued warranty..........................     164                 244
       Accrued commissions.......................      82                  83
       Sales tax payable.........................      98                  91
       Other.....................................     256                 243
                                                --------------   --------------
                                                  $ 1,022             $ 1,090
                                                ==============   ==============

(c)      Convertible notes payable:

      On February 22, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2001. The assets of the company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $2 17/32 per share. Shareholder approval had not been obtained as of March 31, 2000. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000. Although shareholder approval had not been obtained as of March 31, 2000, such approval is considered perfunctory as the holders of the notes comprise 54% of the outstanding voting stock of the Company at February 22, 2000. As a result, the beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

                                 EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - -(Continued)
                                 (unaudited)

3.       Commitments and Contingencies

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

4.       Joint Venture

         On February 18, 2000, the Company entered into a joint venture arrangement with Audio Exports George Neumann & Company Gmbh ("Audio Exports"). The joint venture was formed by the contribution by the Company of property and equipment with a net book value of $297,000 to its wholly owned subsidiary, Euphonix Europe. Concurrently, Audio Exports contributed $680,000 in cash in exchange for common stock of Euphonix Europe, representing 70% of the outstanding common stock of Euphonix Europe after the transaction. The joint venture arrangement included a Shareholder Agreement between the Company and Audio Exports and a distribution agreement between the Company and Euphonix Europe. In addition, on February 18, 2000, the President of Audio Exports purchased 240,000 shares of the Company's common stock from the Company for $300,000 in cash. The sale of the 240,000 shares was at a $360,000 discount from the quoted market price of the Company's common stock on that date. The total of the discount and the net book value of the property and equipment contributed of $657,000 was recorded as "Investment in Euphonix Europe". The Company's investment and ownership interest in Euphonix Europe represents 30% of the outstanding shares of Euphonix Europe, and will be accounted for using the equity method commencing April 1, 2000, the effective date of the joint venture arrangement.

5.      Subsequent Events

      On April 14, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holders to convert the notes into common stock of the Company at a rate of $3 5/8 per share.

                                 EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - -(Continued)
                                  (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

Results of Operations

Net Revenues

          Net revenues increased to $2.8 million in the first quarter of 2000 up from $2.2 million in the first quarter of 1999, representing an increase of 31.3% in 2000 from 1999. The increase in the Company's net revenues for the first quarter of 2000 as compared to 1999, resulted primarily from the sale of System 5 digital consoles.

         Domestic sales of the Company's products for the first quarter of 2000 and 1999 were $1.8 million and $1.1 million, respectively, comprising approximately 65.3% and 49.8% of the Company's net revenues for the first quarter of 2000 and 1999, respectively. Export sales were $1.0 million and $1.1 million comprising approximately 34.7% and 50.2% of the Company's revenues for the first quarter of 2000 and 1999, respectively. Export sales as a percent of net revenues decreased in the first three months of 2000 due to reduced sales in Europe, as compared to the first three months of 1999.

Gross Margin

        The Company's gross margin increased to 26.8% in the first quarter of 2000 up from 18.4% in the first quarter of 1999. The increase in the first three months of 2000 from the first three months of 1999 was primarily due to a change in the sales mix.

Research and Development Expenses

         Research and development expenses decreased to $909,000 in the first quarter of 2000, down from $1.2 million in the first quarter of 1999, representing a decrease of 25.8% in the first quarter of 2000 as compared to the first quarter of 1999. Research and development expenses as a percentage of net revenues decreased to 32.1% in the first quarter of 2000, down from 56.7% in the first quarter of 1999. The decrease in research and development expenses in the first quarter of 2000 from the first quarter of 1999 was primarily due to the reduction of project expenses for the new R-1 Multitrack Recorder and the new System 5 digital console, and a reduction in personnel in the last quarter of 1999.

Sales and Marketing Expenses

           Sales and marketing expenses increased to $1.3 million in the first quarter of 2000 up from $1.2 million in the first quarter of 1999, representing a 5.1% increase in the first quarter of 2000 as compared to the first quarter of 1999. Sales and marketing expenses decreased as a percentage of net revenues to 45.6% in the first quarter of 2000 down from 56.9% in the first quarter of 1999 due to the increase in sales.

General and Administrative Expenses

           General and administrative expenses decreased to $359,000 in the first quarter of 2000 from $539,000 in the first quarter of 1999, representing a decrease of 33.4%. The decrease in general and administrative expenses is primarily due to a decrease in bad debt expense of $128,000 and a decrease of financial services expenses of $52,000. General and administrative expenses as a percent of net revenues decreased to 12.7% in the first quarter of 2000 down from 25.0% in the first quarter of 1999, primarily due to increased sales.

Interest expense and other charges

         Interest expense and other charges increased to $1.4 million in the first quarter of 2000 from $1,000 in the first quarter of 1999, due to the beneficial conversion feature of $1.3 million associated with the promissory notes issued February 22, 2000. Additional interest expense of $119,000 was attributable to the convertible notes payable.

Provision  for Income Taxes

         For the first quarter of 2000 and 1999, the Company did not recognize the tax benefit of its operating losses. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, and the initial public offering of Common Stock completed in September 1995.

         On February 18, 2000, the Company entered into a joint venture arrangement with Audio Exports George Neumann & Company Gmbh ("Audio Exports"). The joint venture was formed by the contribution by the Company of property and equipment with a net book value of $297,000 to its wholly owned subsidiary, Euphonix Europe. Concurrently, Audio Exports contributed $680,000 in cash in exchange for common stock of Euphonix Europe, representing 70% of the outstanding common stock of Euphonix Europe after the transaction. The joint venture arrangement included a Shareholder Agreement between the Company and Audio Exports and a distribution agreement between the Company and Euphonix Europe. In addition, on February 18, 2000, the President of Audio Exports purchased 240,000 shares of the Company's common stock from the Company for $300,000 in cash. The sale of the 240,000 shares was at a $360,000 discount from the quoted market price of the Company's common stock on that date. The total of the discount and the net book value of the property and equipment contributed of $657,000 was recorded as "Investment in Euphonix Europe". The Company's investment and ownership interest in Euphonix Europe represents 30% of the outstanding shares of Euphonix Europe, and will be accounted for using the equity method commencing April 1, 2000, the effective date of the joint venture arrangement.

        On February 22, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2001. The assets of the company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $2 17/32 per share. Shareholder approval had not been obtained as of March 31, 2000. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000. Although shareholder approval had not been obtained as of March 31, 2000, such approval is considered perfunctory as the holders of the notes comprise 54% of the outstanding voting stock of the Company at February 22, 2000. As a result, the beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

         On April 14, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $3 5/8 per share.

         For the first quarter ended March 31, 2000, cash and cash equivalents increased by $69,000 to approximately $907,000. Also, during this period, working capital increased by $419,000 to approximately $7.4 million.

         The Company's operating activities used cash of approximately $1.8 million and $2.0 million for the three months ended March 31, 2000 and 1999, respectively. Cash used in operating activities for 2000 was comprised primarily of net loss and an increase in inventories and prepaid expenses and other assets, offset partially by the non-cash charge for the beneficial conversion on convertible notes payable and an increase in accounts payable. Cash used in operating activities for 1999 was comprised primarily of net loss and an increase in inventories, prepaid expenses and other assets and a decrease in accrued liabilities, offset partially by an increase in accounts payable, depreciation, and customer deposits and a decrease in accounts receivable.

         The Company's investing activities used cash of $33,000 and provided net cash of $222,000 for the three months ended March 31, 2000 and 1999, respectively. In the first quarter of 2000, $33,000 was used to purchase property and equipment. In the first quarter of 1999 the Company used $367,000 to purchase property and equipment, and the Company received $589,000 in proceeds from the sales of short term investments.

         The Company's financing activities provided cash of $1.8 million and $1.3 million in the first quarter of 2000 and 1999, respectively. The Company received $300,000 in proceeds from the sale of common stock to a new investor, $1.5 million proceeds from the issuance of convertible notes and $42,000 from the exercise of employee stock options during the first three months ended March 31, 2000. For the first three months ended March 31, 1999 proceeds from the sale of common stock provided $1.3 million.

         Management intends to rely upon internally generated cashflows however should there be a decline in revenues the Company would either have to cut expenses or go to outside sources of financing. There can be no assurance that outside sources of financing would be available to the Company.

Factors Affecting Future Operating Results

      Historically, the Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which system is based upon its hardware platform. The Company believes that sales of this system, along with enhancements thereof, and the R-1 recorder and new System 5 digital console will continue to constitute a significant portion of the Company's revenues. It is expected that for the foreseeable future that a greater portion of the Company's revenue will come from the new System 5 digital console. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or otherwise, could have a material adverse effect on the Company's business and results of operations.

      The Company has expended and will continue to expend substantial funds to introduce its new System 5 digital console around the world. The Company's ability to fund operations through March 31, 2001 is dependent upon achievement of its operating plan. If the Company did not attain its operating plan it would obtain additional financing or cut expenses. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed.

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

      Historically, the Company's primary market success has been in the music segment of the professional audio market. In order for the Company to grow, the Company believes that it must continue to gain market share in the music market segment, as well as in its other targeted markets. There can be no assurance that the Company will be able to compete favorably in all market segments. The Company's inability to compete favorably could have a material adverse effect on its business and results of operations. The markets for the Company's products are intensely competitive and characterized by significant price competition. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development and introduction by the Company and its competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support.

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

       The Company's success depends, in part, on its ability to retain key management and in addition, the Company's ability to manage any growth will require it to continue to improve and expand its management, operational and financial systems and controls. If the Company's management is unable to manage growth effectively, its business and results of operations will be adversely affected.

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

         (a) Exhibits.

               Exhibit 27 - Financial Data Schedule (page 18)

               The exhibit listed on the accompanying index immediately following the signature page is filed as part of this report.

         (b) Reports on Form 8-K None.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Euphonix, Inc.





Date:    May 10, 2000                    By: /s/ BARRY  L. MARGERUM
         ------------------                  ----------------------
                                             Barry L. Margerum, Chief Executive
                                             Officer, President