Form 10-Q
period 2000-06-30
EUPHONIX INC \CA\
filed 2000-08-11
CIK 948640

==================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED JUNE 30, 2000

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


The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 12,154,000 ($0.001 par value).

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                        Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999..............................3

         Consolidated Statements of Operations for the
          three and six months ended June 30, 2000 and 1999................4

         Consolidated Statements of Cash Flows
          for the six months ended June 30, 2000 and 1999..................5

         Notes to Consolidated Financial Statements........................6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................9


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders..............16

ITEM 6.  Exhibits and Reports on Form 8-K.................................16

Signatures................................................................17

PART I.           FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                          June 30,  December 31,
                                                            2000       1999
                                                            ----       ----

                              ASSETS
   CURRENT ASSETS:
    Cash and cash equivalents............................$   1,558   $     838
    Accounts receivable, (net of allowance for doubtful
     accounts of $141 in 2000 and $112 in 1999)...........   1,504       2,354
    Inventories...........................................   6,583       6,964
    Prepaid expenses and other current assets.............     235         174
                                                          ---------- ----------
   Total current assets...................................   9,880      10,330

   Property and equipment, net............................   1,198       1,881
   Deposits and other assets..............................     729          89
                                                          ---------- ----------
    Total assets..........................................$ 11,807   $  12,300
                                                          ========== ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
    Accounts payable......................................$  1,088   $   2,007
    Accrued liabilities...................................     821       1,090
    Customer deposits.....................................     524         240
                                                          ---------- ----------
   Total current liabilities..............................   2,433       3,337

   Convertible notes payable..............................   4,612       2,166
                                                          ---------- ----------
    Total liabilities.....................................   7,045       5,503
                                                          ---------- ----------
   Contingencies (Note 3)

   SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value: 2,000,000 authorized
     shares, none issued and outstanding..................    ----        ----
   Common stock, $0.001 par value: 20,000,000 authorized
     shares, 12,154,000 and 11,591,000 shares issued and
     outstanding in 2000 and 1999, respectively...........      12          12
   Additional paid-in capital.............................  24,001      21,402
   Accumulated other comprehensive income.................      40          42
   Accumulated deficit.................................... (19,291)    (14,659)
                                                          ---------- ----------
   Total shareholders' equity.............................   4,672       6,797
                                                          ---------- ----------
    Total liabilities and shareholders' equity............$ 11,807   $  12,300
                                                          ========== ==========

        The accompanying notes are an integral part of these consolidated financial statements.


                                 EUPHONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                         Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          2000      1999        2000      1999
                                          ----      ----        ----      ----
Net revenues...........................$  4,241  $  2,861    $  7,076  $  5,021

Cost of revenues.......................   2,753     1,828       4,828     3,590
                                          -----     -----       -----     -----
Gross margin...........................   1,488     1,033       2,248     1,431
                                          -----     -----       -----     -----

Operating expenses:
  Research and development.............     847     1,143       1,757     2,368
  Sales and marketing..................   1,414     1,437       2,706     2,666
  General and administrative...........     566       121         925       661
                                          -----     -----       -----     -----
Total operating expenses...............   2,827     2,701       5,388     5,695
                                          -----     -----       -----     -----

Operating loss.........................  (1,339)   (1,668)     (3,140)   (4,264)

Interest and other income..............      40      ----          41        10
Interest expense and other charges.....    (101)      (27)     (1,499)      (24)
                                          ------    -----       -----     -----

Loss before equity in net loss of investee(1,400)  (1,695)     (4,598)   (4,278)
Equity in net loss of investee.........      (34)    ----         (34)     ----
                                          ------    -----       -----     -----
Net loss...............................$  (1,434) $(1,695)   $ (4,632)  $(4,278)
                                          =======  =======     =======   =======

Basic and diluted net loss per share...$   (0.12) $ (0.21)   $  (0.39)  $ (0.55)
                                          =======  =======     =======   =======

Shares used in computing
 basic and diluted net loss per share. 12,021,111 7,956,508 11,869,837 7,772,786
                                       ========== ========= ========== =========


    The accompanying notes are an integral part of these consolidated financial statements.


                                EUPHONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                               Six Months Ended
                                                                   June 30,
                                                               2000       1999
                                                               ----       ----

Cash flows from operating activities:
------------------------------------
Net loss..................................................  $ (4,632)  $ (4,278)
                                                            ---------  ---------
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization...........................       317        286
  Write-off of property and equipment.....................        30        ---
  Allowance for doubtful accounts.........................        29        (99)
  Beneficial conversion feature on convertible notes payable   1,279        ---
  Deferred compensation amortization......................        58         45
  Transfer of demonstration equipment to inventory........       253        ---
  Transfer of property and equipment to investee..........       152        ---
  Changes in assets and liabilities:
    Accounts receivable...................................       821        180
    Inventory.............................................       381       (715)
    Prepaid expenses and other assets.....................      (343)      (170)
    Accounts payable......................................      (919)       205
    Accrued liabilities...................................      (124)      (343)
    Customer deposits.....................................       284        483
                                                            ---------   --------
Total adjustments.........................................     2,218       (128)
                                                            ---------   --------

Net cash used in operating activities.....................    (2,414)    (4,406)
                                                            ---------    -------

Cash flows from investing activities:
------------------------------------
Proceeds from sales of available-for-sale securities......       ---        601
Purchase of property and equipment........................       (68)      (584)
                                                            ----------   -------
Net cash (used in) provided by investing activities.......       (68)        17
                                                            ----------   -------

Cash flows from financing activities:
------------------------------------
Proceeds from issuance of convertible notes...............      2,300     2,000
Proceeds from sale of common stock........................        800     1,304
Proceeds from exercise of stock options...................        102       ---
                                                            -----------  -------
Net cash provided by financing............................      3,202     3,304
                                                            -----------  -------

Net  increase (decrease) in cash and cash equivalents.....        720    (1,085)
Cash and cash equivalents at beginning of period..........        838     1,637
                                                            -----------  -------
Cash and cash equivalents at end of period................  $   1,558  $    552
                                                            =========== ========


      The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       The Company and Summary of Significant Accounting Policies

         The Company

         Euphonix, Inc. (the "Company") was incorporated on July 6, 1988 in the state of California. Euphonix develops, manufactures and supports networked digital audio systems for music, film and TV post production, broadcast, sound reinforcement and multimedia applications.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

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

         In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements used by the Company for the sale of equipment may re-quire a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's fourth quarter of its fiscal year ending on December 31, 2000. The Company is currently evaluating the impact.

                                 EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - -(Continued)
                                   (unaudited)

        In March 2000, the Financial Accounting Standards Board issued Interpre-tation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan quali-fies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management does not expect that the adoption of FIN 44 will have a material effect on the financial statements.


2.     Balance Sheet Components (in thousands):
       (a) Inventories:

                                                         June 30,  December 31,
                                                         --------  -----------
                                                           2000        1999
                                                           ----        ----
           Raw materials...............................$   2,173   $   2,878
           Work-in-process.............................    2,391       1,494
           Finished goods..............................    2,019       2,592
                                                       ----------  -----------
                                                       $   6,583   $   6,964
                                                       ==========  ===========

(b)     Accrued liabilities:
                                                         June 30,  December 31,
                                                         --------  -----------
                                                           2000        1999
                                                           ----        ----
           Accrued compensation and related............$     318   $     429
           Accrued warranty............................       97         244
           Accrued commissions.........................      100          83
           Sales tax payable...........................       61          91
           Other.......................................      245         243
                                                       ----------  -----------
                                                       $     821   $   1,090
                                                       ==========  ===========

(c)     Convertible notes payable:

On February 22, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2001. The assets of the company are pledged as collateral. The notes contain a conversion feature, to allow the holder to convert the note into common stock of the Company at a rate of $2 17/32 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000.

                                 EUPHONIX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - -(Continued)
                                  (unaudited)

The beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

On April 14, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. The assets of the company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $3 5/8 per share. Shareholder approval had not been obtained as of June 30, 2000.

3.       Contingencies

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

4.       Joint Venture

         On February 18, 2000, the Company entered into a joint venture arrangement with Audio Exports George Neumann & Company Gmbh ("Audio Exports"). The joint venture was formed by the contribution by the Company of property and equipment with a net book value of $297,000 to its wholly owned subsidiary, Euphonix Europe. Concurrently, Audio Exports contributed $680,000 in cash in exchange for common stock of Euphonix Europe, representing 70% of the outstanding common stock of Euphonix Europe after the transaction. The joint venture arrangement included a Shareholder Agreement between the Company and Audio Exports and a distribution agreement between the Company and Euphonix Europe. In addition, on February 18, 2000, the President of Audio Exports purchased 240,000 shares of the Company's common stock from the Company for $300,000 in cash. The sale of the 240,000 shares was at a $360,000 discount from the quoted market price of the Company's common stock on that date. The total of the discount and the net book value of the property and equipment contributed of $657,000 was recorded as "Investment in Euphonix Europe". The Company's investment and ownership interest in Euphonix Europe represents 30% of the outstanding shares of Euphonix Europe, and was accounted for using the equity method commencing April 1, 2000, the effective date of the joint venture arrangement. The Company's equity in the net loss of investee was $34,000 for the three months ended June 30, 2000.

5.       Sale of Common Stock

      On June 1, 2000, the Company received $500,000 from the sale to existing investors of 147,928 shares of common stock at $3.38 per share.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, concerning sales of the System 5 digital console, sales to significant customers, the development of new products, the ability to gain market share in the music market segment, the ability to retain key suppliers and the availability of future capital by way of debt and equity financing. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

Results of Operations

Net Revenues

          Net revenues increased to $4.2 million in the second quarter in 2000 up from $2.9 million in the second quarter of 1999, representing an increase of 48.2%. The increase in the Company's net revenues for the second quarter of 2000 as compared to 1999, resulted primarily from the sale of System 5 digital consoles from 1 unit in the second quarter of 1999 to 6 units in the second quarter of 2000.

         Net revenues increased to $7.1 million in the first six months of 2000 up from $5.0 million in the first six months of 1999, representing an increase of 41.0%. The increase in the Company's net revenues in the first six months of 2000 as compared to 1999, resulted primarily from the sale of System 5 digital consoles from 1 unit in the first six months of 1999 to 10 units in the first six months of 2000.

          Domestic sales of the Company's products for the second quarter of both 2000 and 1999 were $2.3 million, comprising approximately 55.0% and 78.8% of the Company's net revenues for the second quarter of 2000 and 1999, respectively. Domestic sales of the Company's products for the first six months of 2000 and 1999 were $4.2 million and $3.3 million, comprising approximately 59.1% and 66.3% of the Company's net revenues for the first six months of 2000 and 1999, respectively. Export sales were $1.9 million and $607,000, comprising approximately 45.0% and 21.2% of the Company's revenues for the second quarter of 2000 and 1999, respectively. Export sales were $2.9 million and $1.7 million comprising approximately 41.0% and 33.7% of the Company's revenues for the first six months of 2000 and 1999, respectively. Export sales as a percent of net revenues increased in the second quarter and first six months of 2000 due to increased sales in Asia Pacific and Canada, as compared to the second quarter and first six months of 1999.

Gross Margin

          The Company's gross margin decreased to 35.1% in the second quarter of 2000 down from 36.1% in the second quarter of 1999. For the first half of 2000, gross margin was $2.2 million, or 31.8% of net revenues, compared with $1.4 million, or 28.5% of net revenues, for the first half of 1999. The decrease in gross margin for the second quarter was due to a write off of inventory. The increase in gross margin in the first six months in 2000 was primarily due to increased sales of System 5, from 1 unit in 1999 to 10 units in the first half of 2000.

Research and Development Expenses

          Research and development expenses decreased to $847,000 in the second quarter of 2000, down 26.0% from $1.1 million in the second quarter of 1999. For the first six months in 2000, research and development expenses of $1.8 million decreased 25.8% from $2.4 million in 1999. The decrease in research and development expenses in the second quarter and first six months of 2000 from the corresponding periods in 1999 was primarily due to the reduction of project expenses for the new R-1 Multitrack Recorder and the new System 5 digital console, and a reduction in personnel in the last quarter of 1999, as well as in the first six months in 2000.

Sales and Marketing Expenses

         Sales and marketing expenses were $1.4 million in the second quarter of both 2000 and 1999. As a percentage of net revenues, sales and marketing expenses decreased by 16.9% in the second quarter of 2000 as compared to the second quarter of 1999. Sales and marketing expenses were $2.7 million in the first six months of both 2000 and 1999. As a percentage of net revenues, sales and marketing expenses decreased by 14.9% in the first six months of 2000 as compared with the first six months of 1999, primarily due to increased revenues in the first six months of 2000.

General and Administrative Expenses

          General and administrative expenses increased to $566,000 in the second quarter of 2000 from $121,000 in the second quarter of 1999, representing an increase of 367.8%. General and administrative expenses increased to $925,000 in the first six months of 2000 from $661,000 in the first six months of 1999, representing an increase of 40.0%. The increase in the second quarter and first six months of 2000 as compared with 1999 was attributable to a decrease in bad debt expense due to a reversal of bad debt expense in the second quarter of 1999 and an increase in legal and professional fees in the first six months of 2000.

Interest expense and other charges

         Interest expense and other charges increased to $101,000 in the second quarter of 2000 from $27,000 in the second quarter of 1999, due to the interest expense on additional convertible notes payable. Interest expense and other charges increased to $1.5 million in the first six months of 2000 from $24,000 in the first six months of 1999, due to the beneficial conversion feature of $1.3 million associated with the promissory notes issued February 22, 2000.

Equity in net loss in investee

         The Company recorded a charge of $34,000 for equity in net loss of investee, Euphonix Europe, in the second quarter of 2000. There was no such charge in the second quarter of 1999.

Provision  for Income Taxes

           For the first six months of 2000 and 1999, the Company did not recognize the tax benefit of its operating losses. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

Liquidity and Capital Resources

         The Company has funded its operations to date primarily through cash flows from operations, the private sale of equity securities, the issuance of convertible notes payable and the initial public offering of Common Stock completed in September 1995.

         On February 18, 2000, the Company entered into a joint venture arrangement with Audio Exports George Neumann & Company Gmbh ("Audio Exports"). The joint venture was formed by the contribution by the Company of property and equipment with a net book value of $297,000 to its wholly owned subsidiary, Euphonix Europe. Concurrently, Audio Exports contributed $680,000 in cash in exchange for common stock of Euphonix Europe, representing 70% of the outstanding common stock of Euphonix Europe after the transaction. The joint venture arrangement included a Shareholder Agreement between the Company and Audio Exports and a distribution agreement between the Company and Euphonix Europe. In addition, on February 18, 2000, the President of Audio Exports purchased 240,000 shares of the Company's common stock from the Company for $300,000 in cash. The sale of the 240,000 shares was at a $360,000 discount from the quoted market price of the Company's common stock on that date. The total of the discount and the net book value of the property and equipment contributed of $657,000 was recorded as "Investment in Euphonix Europe". The Company's investment and ownership interest in Euphonix Europe represents 30% of the outstanding shares of Euphonix Europe, and was accounted for using the equity method as of April 1, 2000, the effective date of the joint venture arrangement.

        On February 22, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2001. The assets of the company are pledged as collateral. The notes contain a conversion feature, to allow the holder to convert the note into common stock of the Company at a rate of $2 17/32 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000. The beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

        On April 14, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $3 5/8 per share. Shareholder approval had not been obtained as of June 30, 2000.

        On June 1, 2000, the Company received $500,000 from the sale to existing investors of 147,928 shares of common stock at $3.38 per share.

         For the second quarter ended June 30, 2000, cash and cash equivalents increased by $720,000 to approximately $1.6 million. Also, during this period, working capital increased by $454,000 to approximately $7.4 million.

         The Company's operating activities used cash of approximately $2.4 million and $4.4 million for the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities for 2000 was comprised primarily of net loss and a beneficial conversion feature on notes payable, an increase in prepaid expenses and other assets, a decrease in accounts payable and other accrued liabilities, offset partially by depreciation and amortization, an increase in accounts receivable, inventory and customer deposits. Cash used in operating activities for 1999 was comprised primarily of net loss and an increase in inventories, prepaid expenses and other assets, a decrease in other accrued liabilities, offset partially by depreciation and amortization, an increase in accounts receivable, an increase in accounts payable, and customer deposits.

         The Company's investing activities used cash of $68,000 and provided cash of $17,000 in the first six months ended June 30, 2000 and 1999, respectively. In the first six months of 2000, $68,000 was used to purchase property and equipment. In the first six months of 1999 the Company used $584,000 to purchase property and equipment and the Company received $601,000 in proceeds from the sales of short term investments.

         The Company's financing activities provided cash of $3.2 million and $3.3 million in the first six months of 2000 and 1999, respectively. The Company received $2.3 million in proceeds from the issuance of convertible notes, $800,000 from the sale of common stock and $102,000 from the exercise of stock options. For the six months ended June 30, 1999, proceeds from the issuance of convertible notes provided $2.0 million and proceeds from the sale of common stock provided $1.3 million.

         Management intends to rely upon internally generated cashflows. However, should there be a decline in revenues, the Company would either have to cut expenses or go to outside sources of financing. There can be no assurance that outside sources of financing would be available to the Company.

Factors Affecting Future Operating Results

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair the Company's business operations. If any of the following risks actually occur, the Company's business, results of operations or cash flows could be adversely affected. In these cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

        Historically, the Company has derived virtually all of its revenues from sales of its digitally controlled audio mixing console system, which is based upon its hardware platform. The Company believes that sales of this system, along with enhancements thereof, and the R-1 recorder and new System 5 digital console will continue to constitute a significant portion of the Company's revenues. It is expected that in the foreseeable future, a greater portion of the Company's revenue will come from the new System 5 digital console. Accordingly, any factor adversely affecting the Company's base system, whether technical, competitive or otherwise, could have a material adverse effect on the Company's business and results of operations.

       The Company has expended and will continue to expend substantial funds to introduce its new System 5 digital console around the world. The Company's ability to fund operations through June 30, 2001 is dependent upon achievement of its operating plan. If the Company did not attain its operating plan, it would have to obtain additional financing or cut expenses. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, if needed, would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing shareholders could be substantially diluted.

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

      In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has routinely met its installation obligations and obtained customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements used by the Company for the sale of equipment may require a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such equipment sales until installation is complete and accepted by the customer. The effect of such a change, if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's fourth quarter of its fiscal year ending on December 31, 2000. The Company is currently evaluating the impact.

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

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------
         The Company's Annual Meeting of Shareholders was held on June 26, 2000. The results of the voting were as follows:

         Proposal 1:  Election of the Board of Directors of the Company.

                  Nominee                   Votes For         Votes Withheld

                  James Dobbie              8,812,825               24,920
                  Stephen D. Jackson        8,815,375               22,370
                  Dieter W. Meier           8,815,175               22,570

         Proposal 2:  Approval of the Company's 1999 Stock Plan.

                          Votes For:                6,610,361
                          Votes Against:              106,980
                          Votes Abstaining:             7,050
                          Broker Non-Vote:          5,151,541

         Proposal 3:  Approval of Conversions of the Secured Promissory Note.

                          Votes For:                6,639,483
                          Votes Against:               81,008
                          Votes Abstaining:             3,900
                          Broker Non-Vote:          5,151,541

         Proposal 4:  Ratification of PricewaterhouseCoopers LLP as the
                      Company's independent auditors for the fiscal year ending December 31, 2000.

                          Votes For:                8,824,675
                          Votes Against:               10,370
                          Votes Abstaining:             2,700
                          Broker Non-Vote:          3,038,187

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



Euphonix, Inc.






Date:    August 10, 2000                           By: /s/ JAMES DOBBIE
         ------------------                            ----------------
                                                   James Dobbie, Chief Executive
                                                   Officer