Form 10-Q
period 2000-09-30
EUPHONIX INC \CA\
filed 2000-11-13
CIK 948640

==================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                              QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                dentification No.)

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

                   Yes         X                      No
                         ___________                     __________


The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 12,165,000 ($0.001 par value).

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                        Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999.........................3

         Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 2000 and 1999..........4

         Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2000 and 1999............5

         Notes to Condensed Consolidated Financial Statements..............6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................10


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................16

Signatures................................................................17

PART I.           FINANCIAL INFORMATION

Item 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                    September 30,  December 31,
                                                        2000           1999
                                                        ----           ----

                              ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents..........................$  1,677      $   838
     Accounts receivable, (net of allowance for doubtful
       accounts of $102 in 2000 and $112 in 1999).......   1,440        2,354
     Inventories........................................   6,800        6,964
     Prepaid expenses and other current assets..........     266          174
                                                        -----------   ---------
   Total current assets.................................  10,183       10,330

   Property and equipment, net..........................   1,149        1,881
   Deposits and other assets............................     785           89
                                                        -----------   ---------
    Total assets........................................$ 12,117      $12,300
                                                        ===========   =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable...................................$  1,997      $ 2,007
     Accrued liabilities................................   1,075        1,090
     Amount due to related party........................     407         ----
     Customer deposits..................................     774          240
                                                        -----------   ---------
   Total current liabilities............................   4,253        3,337

   Convertible notes payable............................   4,706        2,166
                                                        -----------   ---------
    Total liabilities...................................   8,959        5,503
                                                        -----------   ---------
   Commitments and contingencies (Note 3)

   SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value: 2,000,000 authorized
     shares, none issued and outstanding.................   ----         ----
   Common stock, $0.001 par value: 20,000,000 authorized
     shares, 12,165,000 and 11,591,000 shares issued and
     outstanding in 2000 and 1999, respectively..........     12           12
   Additional paid-in capital............................ 24,009       21,402
   Accumulated other comprehensive income................     42           42
   Accumulated deficit...................................(20,905)     (14,659)
                                                        ----------    ---------
   Total shareholders' equity............................  3,158        6,797
                                                        ----------    ---------
    Total liabilities and shareholders' equity..........$ 12,117     $ 12,300
                                                        ==========    =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 EUPHONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                   (unaudited)


                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                         2000         1999      2000      1999
                                       ---------   ---------  --------  -------
Net revenues.......................... $  3,568   $  3,764  $ 10,645  $  8,784
Cost of revenues.......................   2,634      2,183     7,462     5,772
                                       ---------   ---------  --------  -------
Gross margin...........................     934      1,581     3,183     3,012
                                       ---------   ---------  --------  -------

Operating expenses:
  Research and development.............     834      1,084     2,590     3,452
  Sales and marketing..................   1,210      1,422     3,917     4,088
  General and administrative...........     407        290     1,333       951
                                       ----------  ---------  --------  -------
Total operating expenses...............   2,451      2,796     7,840     8,491
                                       ----------  ---------  --------  -------

Operating loss.........................  (1,517)    (1,215)   (4,657)   (5,479)

Interest and other income..............    ----       ----        41        12
Interest expense and other charges.....    (105)       (64)   (1,604)      (90)
                                       -----------  --------  --------  -------

Loss before equity in net income/(loss)
 of investee...........................  (1,622)     (1,279)  (6,220)   (5,557)
Equity in net income/(loss) of investee       8        ----      (26)     ----
                                       -----------  --------- --------- -------
Net loss...............................$ (1,614)   $ (1,279) $(6,246)  $(5,557)
                                       ===========  ========= ========  =======

Basic and diluted net loss per share...$  (0.13)   $  (0.16) $ (0.52)  $ (0.71)
                                       ===========  ========= ========  =======

Shares used in computing basic and
  diluted net loss per share...........12,158,443 7,956,595 11,966,039 7,834,055
                                       ========== ========= ========== =========





The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 EUPHONIX, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                          2000           1999
                                                          ----           ----

Cash flows from operating activities:
Net loss...............................................  $ (6,246)    $ (5,557)
                                                        -----------  ----------
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization........................       454          470
  Write-off of property and equipment..................        30          ---
  Allowance for doubtful accounts......................       (10)        (210)
  Beneficial conversion feature on convertible notes
   payable.............................................     1,279          ---
  Deferred compensation amortization...................        58           50
  Transfer of demonstration equipment to inventory.....       253          ---
  Transfer of property and equipment to investee.......       152          ---
  Changes in assets and liabilities:
    Accounts receivable................................       924           31
    Inventory..........................................       164         (947)
    Prepaid expenses, other current assets, deposits,
     and other.........................................      (429)        (127)
    Accounts payable...................................       (10)        (405)
    Accrued liabilities................................       233         (200)
    Customer deposits..................................       534          231
                                                       ------------   ---------
Total adjustments......................................     3,632       (1,107)
                                                       ------------   ---------
Net cash used in operating activities..................    (2,614)      (6,664)
                                                       ------------   ---------

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities...       ---          601
Purchase of property and equipment.....................      (157)        (824)
                                                       ------------   ---------
Net cash used in investing activities..................      (157)        (223)
                                                       ------------   ---------

Cash flows from financing activities:
Proceeds from issuance of convertible notes............     2,300        4,100
Proceeds from sale of common stock.....................       800        1,304
Proceeds from exercise of stock options................       110          ---
Proceeds from related party............................       400          ---
                                                       ------------   ---------
Net cash provided by financing.........................     3,610        5,404
                                                       ------------   ---------

Net increase (decrease) in cash and cash equivalents...       839       (1,483)
Cash and cash equivalents at beginning of period.......       838        1,637
                                                       ------------   ---------
Cash and cash equivalents at end of period.............   $ 1,677     $    154
                                                       ============   =========


The  accompanying   notes  are  an  integral  part  of  these condensed
                   consolidated financial statements.

                                 EUPHONIX, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.       The Company and Summary of Significant Accounting Policies

         The Company

         Euphonix, Inc. (the "Company") was incorporated on July 6, 1988 in the state of California. Euphonix develops, manufactures and supports networked digital audio systems for music, film & TV post production, broadcast, sound reinforcement and multimedia applications.

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. According-ly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

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

                                 EUPHONIX, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - -(Continued)
                                  (unaudited)








2.       Balance Sheet Components (in thousands):
         (a) Inventories:
                                                    September 30,   December 31,
                                                         2000           1999
                                                         ----           ----


               Raw materials........................  $  2,289        $  2,878
               Work-in-process......................     1,785           1,494
               Finished goods.......................     2,726           2,592
                                                      ------------   ----------
                                                      $  6,800        $  6,964
                                                      ============   ==========


         (b) Accrued liabilities:
                                                    September 30,   December 31,
                                                         2000           1999
                                                         ----           ----
       Accrued compensation and related.............  $    357        $    429
       Accrued warranty.............................        87             244
       Accrued commissions..........................        70              83
       Sales tax payable............................        93              91
       Deferred revenue, net of deferred cost.......       264             ---
       Other........................................       204             243
                                                      -------------  ----------
                                                      $  1,075        $  1,090
                                                      =============  ==========


         (c) Convertible notes payable:

On February 22, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, to allow the holder to convert the note into common stock of the Company at a rate of $ 2.531 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of

                                 EUPHONIX, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - -(Continued)
                                  (unaudited)

the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000. The beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

On April 14, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. The assets of the company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $3.625 per share. Shareholder approval had not been obtained as of September 30, 2000.

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

4.      Joint Venture

        On February 18, 2000, the Company entered into a joint venture arrangement with Audio Exports George Neumann & Company Gmbh ("Audio Exports"). The joint venture was formed by the contribution by the Company of property and equipment with a net book value of $297,000 to its wholly owned subsidiary, Euphonix Europe. Concurrently, Audio Exports contributed $680,000 in cash in exchange for common stock of Euphonix Europe, representing 70% of the outstanding common stock of Euphonix Europe after the transaction. The joint venture arrangement included a Shareholder Agreement between the Company and Audio Exports and a distribution agreement between the Company and Euphonix Europe. In addition, on February 18, 2000, the President of Audio Exports purchased 240,000 shares of the Company's common stock from the Company for $300,000 in cash. The sale of the 240,000 shares was at a $360,000 discount from the quoted market price of the Company's common stock on that date. The total of the discount and the net book value of the property and equipment contributed of $657,000 was recorded as "Investment in Euphonix Europe". The Company's investment and ownership interest in Euphonix Europe represents 30% of the outstanding shares of Euphonix Europe, and was accounted for using the equity method commencing April 1, 2000, the effective date of the joint venture arrangement. The Company's equity in the net loss of the investee was $26,000 for the nine months ended September 30, 2000.

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

Results of Operations

Net Revenues

         Net revenues decreased to $3.6 million in the third quarter in 2000 down from $3.8 million in the third quarter of 1999, representing a decrease of 5.2%. The decrease in the Company's net revenues for the third quarter of 2000 as compared to 1999, resulted primarily from the discounts in Japan sales.

         Net revenues increased to $10.6 million in the first nine months of 2000 up from $8.8 million in the first nine months of 1999, representing an increase of 21.2%. The increase in the Company's net revenues in the first nine months of 2000 as compared to 1999, resulted primarily from the sale of System 5 digital consoles from 8 units in the first nine months of 1999 to 19 units in the first nine months of 2000.

         Domestic sales of the Company's products for the third quarter of 2000 and 1999 were $2.3 million and $2.7 million, respectively, comprising approximately 63.9% and 72.2% of the Company's net revenues for the third quarter of 2000 and 1999, respectively. Domestic sales of the Company's products for the first nine months of 2000 and 1999 were $6.5 million and $6.0 million, comprising approximately 60.7% and 68.8% of the Company's net revenues for the first nine months of 2000 and 1999, respectively. Export sales were $1.3 million and $1.1 million, comprising approximately 36.1% and 27.8% of the Company's revenues for the third quarter of 2000 and 1999, respectively. Export sales were $4.1 million and $2.8 million comprising approximately 39.3% and 31.2% of the Company's revenues for the first nine months of 2000 and 1999, respectively. Export sales as a percent of net revenues increased in the third quarter and first nine months of 2000 due to increased sales in Asia Pacific, as compared to the third quarter and first nine months of 1999.

Gross Margin

         The Company's gross margin decreased to 26.2% in the third quarter of 2000 down from 42.0% in the third quarter of 1999. For the first nine months of 2000, gross margin was $3.2 million, or 29.9% of net revenues, compared with $3.0 million, or 34.3% of net revenues, for the first nine months of 1999. The decrease in gross margin for the third quarter was due to a write off of inventory and higher discounts on sales with Japan and in the first nine months in 2000 was primarily due to the change in sales mix.

Research and Development Expenses

          Research and development expenses decreased to $834,000 in the third quarter of 2000, down 23.1% from $1.1 million in the third quarter of 1999. For the first nine months in 2000, research and development expenses of $2.6 million decreased 25.0% from $3.5 million in 1999. The decrease in research and development expenses in the third quarter and first nine months of 2000 from the corresponding periods in 1999 was primarily due to the reduction of project expenses for the new R-1 Multitrack Recorder and the new System 5 digital console, and a reduction in personnel in the first nine months in 2000.

Sales and Marketing Expenses

         Sales and marketing expenses were $1.2 million and $1.4 million in the third quarter of 2000 and 1999, respectively. Sales and marketing expenses decreased by 14.9% in the third quarter of 2000 as compared to the third quarter
of 1999.  Sales and  marketing  expenses were $3.9 million  and  $4.1   million
in the first nine months of 2000 and 1999, respectively. Sales and marketing expenses decreased by 4.2% in the first nine months of 2000 as compared with the first nine months of 1999, primarily due to the cessation of sales out of the UK branch (which was replaced by Euphonix Europe).

General and Administrative Expenses

          General and administrative expenses increased to $407,000 in the third quarter of 2000 from $290,000 in the third quarter of 1999, representing an increase of 40.3%. General and administrative expenses increased to $1.3 million in the first nine months of 2000 from $951,000 in the first nine months of 1999, representing an increase of 40.1%. The increase in the third quarter of 2000 as compared with 1999 was attributable to an increase in legal and professional fees. The increase in the first nine months of 2000 as compared with 1999 was attributable to a decrease in bad debt expense due to a reversal of bad debt expense in 1999, and an increase in legal and professional fees.

Interest expense and other charges

         Interest expense and other charges increased to $105,000 in the third quarter of 2000 from $64,000 in the third quarter of 1999, due to the interest expense on additional convertible notes payable. Interest expense and other charges increased to $1.6 million in the first nine months of 2000 from $90,000 in the first nine months of 1999, due to the beneficial conversion feature of $1.3 million associated with the promissory notes issued February 22, 2000.

Equity in net income / loss in investee

        The Company recorded a credit of $8,000 for equity in net income of investee, Euphonix Europe, in the third quarter of 2000 and a charge of $26,000 for equity in net loss of investee, Euphonix Europe, in the first nine months of 2000. There was no such credit or charge for the third quarter and first nine months of 1999.

Provision  for Income Taxes

        For the first nine months of 2000 and 1999, the Company did not recognize the tax benefit of its operating losses. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

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

       On February 22, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2001. The assets of the company are pledged as collateral. The notes contain a conversion feature, to allow the holder to convert the note into common stock of the Company at a rate of $2.531 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000. The beneficial conversion was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

      On April 14, 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $3.625 per share. Shareholder approval had not been obtained as of September 30, 2000.

      On June 1, 2000, the Company received $500,000 from the sale to existing investors of 147,928 shares of common stock at $3.38 per share. On September 7, 2000, the Company received $400,000 from an existing investor.

      For the third quarter ended September 30, 2000, cash and cash equivalents increased by $839,000 to approximately $1.7 million. Also, during this period, working capital decreased by $1.1 million to approximately $5.9 million.

      The Company's operating activities used cash of approximately $2.6 million and $6.7 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used in operating activities for 2000 was comprised primarily of net loss and a beneficial conversion feature on notes payable, an increase in prepaid expenses and other assets, offset partially by depreciation and amortization, a decrease in accounts receivable and inventory, and an increase in customer deposits. Cash used in operating activities for 1999 was comprised primarily of net loss and an increase in inventories, prepaid expenses and other assets, a decrease in accounts payable and other accrued liabilities, offset partially by depreciation and amortization, an increase in accounts receivable, and customer deposits.

      The Company's investing activities used cash of $157,000 and $223,000 in the first nine months ended September 30, 2000 and 1999, respectively. In the first nine months of 2000, $157,000 was used to purchase property and equipment. In the first nine months of 1999 the Company used $824,000 to purchase property and equipment, and the Company received $601,000 in proceeds from the sales of short term investments.

      The Company's financing activities provided cash of $3.6 million and $5.4 million in the first nine months of 2000 and 1999, respectively. The Company received $2.3 million in proceeds from the issuance of convertible notes, $800,000 from the sale of common stock, $110,000 from the exercise of stock options and $400,000 from proceeds from related parties. For the first nine months ended September 30, 1999 proceeds from the issuance of convertible notes provided $4.1 million and proceeds from the sale of common stock provided $1.3 million.

      Management intends to rely upon internally generated cashflows. However should there be a decline in revenues, the Company would either have to cut expenses or go to outside sources of financing. There can be no assurance that outside sources of financing would be available to the Company.

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

      The Company has expended and will continue to expend substantial funds to introduce its new System 5 digital console around the world. The Company's ability to fund operations through September 30, 2001 is dependent upon achievement of its operating plan. If the Company did not attain its operating plan it would have to obtain additional financing or cut expenses. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, if needed, would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing shareholders could be substantially diluted.

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

         (b)      Reports on Form 8-K Filed on October 27, 2000

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Euphonix, Inc.




Date:    November 13, 2000                     By:/s/ STEVE VINING
         ------------------                       ----------------
                                                  Steve Vining, Chief Executive
                                                  Officer