Form 10-K
period 2000-12-31
EUPHONIX INC \CA\
filed 2001-03-28
CIK 948640

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER 0-26516
                            ------------------------

                                 EUPHONIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                                          77-0189481
         (STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                220 PORTAGE AVENUE, PALO ALTO, CALIFORNIA 94306
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (650) 855-0400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 15, 2001, as reported on the Nasdaq SmallCap Market, was approximately $8,542,518. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock as of February 15, 2001 was 12,192,099.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   14
  Item 3.   Legal Proceedings...........................................   14
  Item 4.   Submission of Matters to a Vote of Security Holders.........   14

PART II.................................................................   15
  Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................   15
  Item 6.   Selected Financial Data.....................................   16
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   17
  Item 7A.  Quantitative And Qualitative Disclosures About Market
              Risk......................................................   25
  Item 8.   Financial Statements and Supplementary Data.................   26
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   49

PART III................................................................   49
  Item 10.  Directors and Executive Officers of the Registrant..........   49
  Item 11.  Executive Compensation......................................   49
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   49
  Item 13.  Certain Relationships and Related Transactions..............   49

PART IV.................................................................   49
  Item 14.  Exhibits, Financial Statements and Reports on Form 10-K.....   49

SIGNATURES..............................................................   53

                                     PART I

     The Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations and beliefs concerning future events and include statements regarding our expectations or beliefs that: our RocketPowered products will allow collaboration and project transfer between studios and across different software and hardware platforms; the market requiring audio production for computer-based audio such as Internet web pages, interactive CD-ROM, DVD-ROM and games may continue to grow; as the complexity of audio production increases, there will be an increased need for larger-scale mixing consoles; the Euphonix system will become the control center for automating and streamlining significant portions of the audio production process; our brand name recognition and loyalty will benefit us as we seek to increase our share of our target market; we are well-positioned to take advantage of new opportunities offered by the Internet as one of the few companies to employ an Internet Protocol based architecture; due to the rapid proliferation of new technologies, intellectual property protection will be less influential on our ability to compete than the ability of our research and development personnel and our ability to enter new markets and service our customers; as technology in the professional audio industry advances, prices for mixing consoles and other audio equipment will decrease and as a result our products may increasingly compete against lower priced products, as well as products in the high-end price range; and our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. These statements are subject to risks and uncertainties, and our future actual results could differ materially from such forward-looking statements. Factors that could adversely affect the business include: our ability to introduce and sell new products according to our plans; changes in the market for our products and the growth of the professional audio market; worldwide and European market acceptance of our and our competitors' products; the strength of our competitors; our ability to manage our expenses according to our plans over the course of the next year and our ability to raise new capital if necessary. These factors and others are described in more detail in the section of this Annual Report entitled "Risk Factors That May Affect Results of Operations and Financial Condition" beginning on page 21.

ITEM 1. BUSINESS.

     Founded in California in July 1988, Euphonix, Inc. develops, manufactures and supports networked digital audio systems for music, film and television post-production, broadcast, sound reinforcement and multimedia applications. Our core products consist of high-performance digital audio consoles, digital-control analog audio consoles, disk-based multi-track recorders and audio format converters. Our products are used to produce audio content for entertainment industry markets including music and CDs, film and television audio post-production, television and radio broadcast, concert and theater sound reinforcement, multimedia and the Internet. We are an industry leader in providing software-driven functionality that serves to automate and streamline the audio production process, while providing high quality audio and extended functionality relative to the current audio industry standards. Our high performance audio systems play a major role in the production of popular music, motion picture and television projects. Many feature films and television programs are scored and mixed on our digital-control analog CS Series and System 5 high-performance digital audio consoles. Our business strategy is to supply digital solutions to meet our customers' needs as the entertainment industry converts from analog to digital production and distribution methods. We produce a variety of software, scalable hardware and services for recording, editing, and mixing audio for high-end professional use.

     During the year ended December 31, 2000, we introduced a number of new initiatives and entered into a number of strategic alliances.

          (1) In February 2000, we announced a software licensing agreement with Rocket Network Inc. to develop future software releases for the R-1 multi-track recorder and System 5 digital audio console that will allow users to tap into the online production and collaboration capabilities of Rocket Network.

          Euphonix is presently the only company serving the high-end market with an Internet-Protocol-based architecture, which gives us a strategic advantage as the audio industry begins to migrate aspects of the content production process to the Internet. Rocket Network provides important technology and services that will accelerate this migration. Rocket Network's online production and collaboration technology enables Euphonix-equipped studios to network with each other to create music and audio for CDs, films, television and the Internet. Future RocketPowered products from Euphonix will allow collaboration and project transfer between studios and across different software and hardware platforms. Traditionally, the movement of projects between bricks-and-mortar studios has been limited by a high degree of platform incompatibility between various tape and digital audio formats.

          (2) At the NAB 2000 Convention in April 2000, Euphonix emphasized our ongoing commitment to designing and innovating practical, flexible solutions for today's digital-conscious television broadcast and post-production communities.

          The broadcast and post production industries are changing, as they transition from analog to digital production and delivery techniques. Stations require enhanced flexibility and multi-purpose tools to handle a diverse range of productions at variable sampling frequencies and bit rates. A high priority for us is to develop appropriate solutions for the broadcast community that translate into user-friendly control surfaces, reliable fail-safe operation and outstanding multi-channel sound quality.

          (3) In May 2000, we launched Listen-In(TM) Service, which allows live audio streaming from System 5 to studio clients around the world. This Internet-enabled remote monitoring service offers our customers real time System 5 facilities and secure access to a control room mix via a high-speed Internet connection.

          (4) In September 2000, at the Audio Engineering Society Convention in Los Angeles, Euphonix demonstrated solutions from Digidesign, Rocket Network and Sonic Solutions that were inter-networked with Euphonix technologies to demonstrate how companies are collaborating to streamline the audio production process.

          Euphonix licensed proprietary technology developed by Digidesign to deliver value to studio operators, producers and musicians who record and mix high-quality audio projects. "Pro Tools(TM)" users can now work directly with the Euphonix System 5 digital console and R-1 recorder to mix and produce DVD-Audio projects at 24 bit/96 kHz.

          Euphonix and Sonic Solutions are working on ways to make file transfer and system integration as seamless as possible. Sonic Solutions and Euphonix systems are being used to create DVD-Audio releases, and the two companies are well positioned for further integration and continued compatibility, which will help make efficient DVD-Audio production possible.

          Leading record companies, including Warner Music Group and BMG, are using System 5, R-1 and Sonic Solutions systems to create some of the first 24 bit/96 kHz DVD-Audio releases. With three times the audio resolution of CDs, DVD-Audio is becoming the new standard for high-quality consumer audio software.

          (5) In September 2000, Euphonix System 5 received the coveted TEC Award for high-performance digital system in the Large Format Console category, which was awarded by readers of Mix magazine, a leading international trade magazine for the professional audio industry.

INDUSTRY OVERVIEW

     Audio content for the entertainment industry is produced by professionals in four primary applications: music (CDs, DVD-Audio, tapes, music for film and television), post production (sound for film, video, DVD and television), broadcast (sound for broadcast television) and live sound reinforcement (sound for live concerts and theater). The market requiring audio production for computer-based audio such as Internet web pages, interactive CD-ROM, DVD-ROM and games, has developed and, we believe, may continue to grow in the future.

     Mixing consoles serve as the central component of most professional audio production studios, and are used by all applications of the professional audio market throughout the production process, which includes recording, editing and mixing. A mixing console electronically blends, routes and enhances sound from musical instruments, voices, sound effects and pre-recorded material. Mixing consoles that are used in each market during the different stages of production share a high degree of common functionality. Professional mixing consoles are used to process, combine, and reduce a large number of individual audio inputs (typically 20-100) to produce a smaller number of outputs (typically 2-8) for the audio engineer to hear or record. Audio inputs and outputs to mixing consoles have traditionally been transmitted via analog methods. The entertainment industry is rapidly replacing analog methods with digital methods. Euphonix provides solutions for both analog and digital processing as well as products to convert audio between analog and digital formats. We also produce digital disk-based multi-track recorders to replace tape-based systems used to record the many channels of sound that are subsequently fed through the mixing console during typical professional audio productions. We expect that as the complexity of audio production increases in all market segments due to consumer demand for higher quality and more captivating sound, including the audio requirements of High Definition Television, or HDTV, there will be an increased need for larger-scale mixing consoles.

STRATEGY

     Our goal is to remain one of the leading providers of sound production tools for the entertainment industry through developing innovative, high value, user oriented products. Our strategy includes the following key elements:

  Develop a family of products

     Our goal is to leverage our reputation and substantial investment in digital control technology, digital signal processing and distributed computer processing to develop a family of digital product offerings to support recording, editing and mixing functions. Our plan is to focus on the needs of the high-end professional music recording, short and long form post production and on-air broadcast facilities. In the long term, we intend to develop, internally or through acquisitions or licensing, a range of compatible audio production products that will enable the Euphonix system to become the control center for automating and streamlining significant portions of the audio production process.

  Capitalize on Leading Edge Technology

     Since our inception in 1988, we have dedicated ourselves to bringing cost-effective digital hardware and software technology to professional audio mixing. In 1991, we brought to market the first commercially successful digitally controlled audio mixing console with performance which we believe rivaled high-end products from other manufacturers at a significantly lower price. In 1999, we launched the System 5 high performance digital console and a 48-track 96 kHz version of the R-1 Multitrack Recorder. Our product architecture and technology have been designed to enable the professional user to express more easily creative talents while reducing labor and time-intensive operations, at a more favorable price-performance ratio than existing mixing systems.

  Provide Complete Scalable Solutions

     We offer modular systems that provide customers a range of functionality and flexibility, allowing them to configure our systems to meet their professional needs and financial resources. A key focus of our product development efforts is to make an initial investment in a Euphonix system, and then upgrade their system as their needs and finances permit.

  Leverage Brand Name Recognition

     We seek to enhance our reputation for technical innovation, high quality and favorable price-performance. To date, as a result of our product architecture, customer satisfaction, excellent price-performance and significant industry visibility, Euphonix has generated brand name recognition and loyalty, which will benefit us as we seek to increase our share of our target market.

  Build Global Presence

     Our sales strategy is to build a worldwide presence in order to fully address our target markets and to serve customers that operate on an international basis. Our sales outside the United States as a percentage of our net revenues were approximately 40% in 2000, 33% in 1999, and 43% in 1998. In addition to our New York, Los Angeles, Nashville and Palo Alto offices in the United States, we have offices in Tokyo and a network of sales representatives outside of the United States.

     In April 2000, we entered into a joint venture agreement with Audio Export George Neumann & Company Gmbh (Audio Export), a leading German-based audio distributor and service provider, to build Euphonix Europe Ltd., an international distribution organization serving the European, Middle Eastern and African markets. Headquartered in London, Euphonix Europe supports a network of highly skilled service and distribution centers throughout Europe, the Middle East and Africa.

     One of the objectives of the joint venture is to increase the sales potential of Euphonix products in Europe. Audio Export has an established sales and service organization and provides Euphonix with the "local" management bandwidth, experience necessary to address multiple geographic boundaries.

PRODUCTS

     Our products include the System 5 High Performance Digital Audio Console and the 48-track R-1 Multi-track Recorder, both introduced in 1999, the CS3000 Series Digital-Control Analog Console and a family of high-performance multi-channel audio format converters as described below.

  System 5 High-Performance Digital Audio Console

     Introduced in September 1999 at the Audio Engineering Society convention in New York City, the System 5 is our flagship high-performance digital audio console. In development for over three years, the System 5 is the first digital console to provide the following benefits to customers: 24-bit, 96 kHz digital audio interfacing and processing, simple user interface, and high degrees of modularity, scalability, and fault tolerance. We believe that the adoption rate of digital technology by the audio industry has been slow, due to the perceived reduction in audio quality and in ease of use and in fault tolerance brought on by early generations of digital audio consoles. System 5 was designed from inception to address these concerns as significant investments were made in producing breakthroughs in sound quality, ease of use, and fault tolerance.

     The System 5 offers a modular, scalable architecture that is configurable to a broad range of sizes and applications for the production of audio for music CDs and DVDs, film and television soundtracks, live television broadcasts and live auditorium performances. Since the product's introduction, we have delivered System 5s to customers for applications in the major segments of professional audio production.

     The System 5 is the only large-scale audio console to employ multiple Pentium-based computers connected with an Internet Protocol network and Microsoft's Windows NT operating system. We believe this architecture will benefit over time with performance increases and price reductions brought on by the rapid technology development of standard computing and networking platforms.

  CS3000 Series Digital-Control Analog Console

     Introduced in 1997, the Euphonix CS3000 has been designed for operational speed, high sound quality and flexible configuration control and processing. CS3000 options and upgrades may be factory-installed or added in the field, allowing customers to tailor the product to their exact requirements and then to subsequently modify and upgrade their CS3000 as their needs change. We offer specific features developed for individual market applications to all customers in order to ensure compatibility between each CS3000 and to provide customers with the ability to change applications across market applications. The CS3000 can use the same version of software for various applications. The base CS3000 may currently be specified with hardware variations to accommodate differences in application of the product by the music ("D" & "M" Systems), post production ("P" & "F" Systems) and broadcast ("B" Systems) market applications.

  R-1 Multi-Track Recorder

     We debuted the 24-track version of the R-1 Multi-track Recorder at the AES show in San Francisco during September 1998. The R-1 shipments began in the first quarter of 1999. At the AES show in New York during September 1999, we announced version two of the R-1 Multi-track Recorder in a 48-track 96 kHz configuration. It was the professional audio industry's first product to offer a user-friendly transition from analog or 16-bit digital tape recording to 24-bit disk recording. The R-1 provides the users of over 50,000 professional multi-track tape recorders with a replacement product that significantly improves sound quality, reliability, and operational efficiency while maintaining a user-interface that has remained an industry standard since the early 1970's. Key features include:

          Improved Sound Quality results from 24-bit, 96 kHz domain conversion, transmission and storage combined with 40-bit floating point Digital Signal Processing. Almost 100% of the installed tape recorders are either analog or 16-bit digital, providing significantly less audio resolution than the R-1.

          Operational Feel and Efficiency surpasses tape recorders where possible, yet emulates tape recorders where tradition dictates, to provide recording engineers with a minimal learning curve transition to disk recording.

          Reliability is an essential attribute for equipment that is required to capture performances that may only happen once in a lifetime. The R-1 has been designed for equal or better fault tolerance and endurance when compared with tape recorders.

          Long-Term Storage has long been a desire for the audio industry. Extremely low wear and tear and long shelf life are well known attributes of hard-disk technology. Tape technology suffers from constant media and component wear that occurs every time audio is recorded and played back. Tape has a significantly shorter shelf life than disk storage products.

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

          Modular, Scalable, and Open Architecture provides the ability to expand or re-purpose systems over time in much the same way computer owners can increase the size, performance, or feature sets of their PCs as new technology and product offerings permit.

  Future Internet-Based Products

     In February 2000, we announced plans to incorporate features into future versions of the System 5 and R-1 to allow project and workflow transfers and collaboration via the Internet. We believe that we are well positioned to take advantage of new opportunities offered by the Internet as one of the few companies to employ an Internet Protocol based architecture.

TECHNOLOGY

     Our proprietary technology is central to our product offering and our business strategy. The key elements of our technology are described below.

  Digital Signal Processing

     Our products employ state-of-the-art digital signal processing techniques and software in their digital subsystems. We intend to continue to develop digital signal processing technology in order to improve fidelity, simplify interfaces and reduce costs involved with digital audio transmission and processing.

  Digital Control of Analog Audio Processing

     Traditionally, the predominant mode of audio processing and transmission has been analog due to its simplicity, cost-effectiveness, high sound quality and the extensive analog infrastructure, which currently exists in the professional audio market. Euphonix is a market leader in providing digital control in conjunction with analog or digital processing and transmission.

     We utilize an architecture that physically separates the mixing control surface from the audio processing hardware. We have replaced manual (mechanically coupled) control methods with digital control technology so that the audio processing hardware may be controlled remotely over a digital link by the separated control surface. Because of this separation, it is possible to insert a computer in the link between the controller and the processing circuit so that audio may be operator or computer manipulated. A high degree of computer automation can then be provided with appropriate software. The elimination of bulky and expensive mechanical controls, the ability to share digital controls for different functions and the relocation of the audio processing hardware to a separate enclosure has allowed a substantial reduction in size, weight, heat generation and cost of the console surface.

  Hard Disk Recording and Editing

     We utilize technology to record and edit sound using off-the-shelf computer hard disks.

  Scalable, Distributed Computer Processing

     The computer power required to instantly reconfigure and automate a mixing console is proportional to the console's size (number of controls per channel multiplied by the number of channels). Two approaches may be taken in order to provide adequate computer power to reset and automate a large-scale mixing console. The first is to use a large, fast and powerful central computer that has sufficient capacity to manipulate all of the console's controls in the required period of time for the largest possible console. The second is to distribute the processing load over multiple processors that have sufficient capacity to handle their share of the processing load. We have chosen the distributed processing method because it has the added benefit of being scalable. The Euphonix system may be configured in, and upgraded to, a range of sizes. Our customers benefit because they only pay for computer power that is proportional to the size of their systems, yet more computer power can be added as their systems are upgraded. Because of the lighter demand placed on each individual microprocessor in a distributed system, the use of low-cost components is possible to further leverage price performance. Another benefit of our distributed processing architecture is our systemwide SnapShot(TM) Recall performance within one video frame ( 1/30 of a second), which we believe is superior to competitive commercial offerings.

  Multi-Processor Communications and Real-time Operating Systems

     Euphonix has developed real-time operating system technologies for interfacing the multiple microprocessors required to support our large distributed processing system. A typical large Euphonix console will contain as many as 125 independent microprocessors of different varieties and functions, all working together as one system. In addition, the Euphonix system provides interfaces to microprocessors in third-party peripheral studio equipment. This seamless networking of internal processors (Euphonix components) and external equipment (third-party digital audio workstations, tape machines and MIDI devices) provides a powerful foundation to encourage new product development by both Euphonix and third-party manufacturers.

  Audio Format Conversion

     We have developed proprietary technology to convert audio between the various signal transmission formats that are used in broadcast, post production and music studios. We have focused development on the primary formats that are endorsed by the Audio Engineering Society including: analog, Audio Engineering Society/European Broadcasting Union digital, and MADI (Multi-channel Audio Digital Interface). Sample Rate Conversion technology is employed to convert digital audio between formats that are operating at different sampling frequencies such as 44.1kHz for CD-Audio, 48kHz for professional audio production and 96kHz for emerging standards such as DVD-Audio.

  Advanced User Interface Methods for Audio Processing

     Our digitally controlled system gives the user real-time feedback of the system's performance, thereby enabling the user to evaluate and improve the audio mix more effectively and efficiently. We have developed several user interface methods for the professional audio market that are designed to simplify and improve the user's understanding of how the mixing console is affecting the sound. Our interface techniques are designed to allow the operator to harness the power of digital control in a user-friendly manner. For example, graphical user interfaces are used extensively to show views of settings and parameters, enabling a "what you see is what you hear" display. Such graphical comparisons and various archival, marking and retrieval methods allow for greater operator efficiency.

CUSTOMERS

     The Euphonix product line has been adopted by many professional audio facilities worldwide, with more than 500 Euphonix consoles currently installed. The following table sets forth a partial list of Euphonix customers:

      CUSTOMER                LOCATION                   SAMPLE PROJECT/OTHER
      --------                --------                   --------------------
                                        MUSIC
Max Martin             Stockholm, Sweden          Max Martin is one of the world's
                                                  leading songwriter/producers. He
                                                  has achieved international chart
                                                  success with such acts as Britney
                                                  Spears (for whom Martin wrote the
                                                  smash hit "Oops....I did it
                                                  again"), 'N Sync, Celine Dion and
                                                  Backstreet Boys (for whom he wrote
                                                  "I Want It That Way").
Sony Music
  Entertainment        Tokyo, Japan               Sony Music Entertainment will be
                                                  installing a 202-channel System 5
                                                  into their state-of-the-art Tokyo
                                                  facility.
The Hit Factory        New York                   The world's largest commercial
                                                  recording facility.
Brandon's Way          Los Angeles                Ubiquitous producer, song writer
                                                  and artist, Babyface's commercial
                                                  studio houses four Euphonix
                                                  consoles.
Fleetwood Mobile       London                     Mobile unit for concert recording.

      CUSTOMER                LOCATION                   SAMPLE PROJECT/OTHER
      --------                --------                   --------------------
Jon Kelly              London                     Independent music producer for such
                                                  artists as Paul McCartney, Kate
                                                  Bush, Tori Amos.
Emerald Entertainment
  Group                Nashville                  One of the largest recording and
                                                  production companies in the world.
                                                  Twice named Billboard Magazine's
                                                  Country Recording Studio of the
                                                  Year.
Cia. dos Technicos     Brazil                     High-end commercial recording
                                                  facility.
Realsongs              Los Angeles                Studio of multiple Grammy-winning
                                                  songwriter, Diane Warren (How Do I
                                                  Live, Because You Loved Me).
143 Records            Los Angeles                Studio of producer, arranger,
                                                  composer and musician, David Foster
                                                  (Because You Loved Me, The Power of
                                                  Love).
Tiger Recording        Australia                  High-profile commercial music
                                                  facility.
Seal                   Los Angeles                Internationally-renowned musician,
                                                  who purchased a CS3000 for home
                                                  studio.
Thrill Hill Recording  New Jersey                 Studio of superstar Bruce
                                                  Springsteen.
Carter Burwell         New York                   Film scores for Being John
                                                  Malkovich, Three Kings and The
                                                  General's Daughter. Upgraded
                                                  Euphonix CS series with System 5.
Soundproof Studios     Los Angeles                First commercial recording facility
                                                  to install System 5 in Southern
                                                  California.
Laurent Voulzy         France                     Internationally-acclaimed vocalist.
Hans Zimmer/Media
  Ventures             Los Angeles                Academy Award Winning film scorer
                                                  whose credits include Gladiator,
                                                  The Lion King and The Prince of
                                                  Egypt.
James Newton Howard    Los Angeles                Academy Award Nominee film
                                                  composer. Scores include Dinosaur,
                                                  The Sixth Sense and Snow Falling on
                                                  Cedars.
Snuffy Walden
  Productions          Los Angeles                BMI Film & TV Music Award winner,
                                                  whose television scores include The
                                                  West Wing, Once and Again and
                                                  Felicity.
Thomas Newman          Los Angeles                Dual 1996 Academy Award Nominee.
                                                  Scored films such as The Green Mile
                                                  and American Beauty.
LDS Motion Pictures    Salt Lake City             Motion Picture facility houses two
                                                  CS series mixing consoles and one
                                                  System 5.
                                   POST PRODUCTION
Liberty Livewire       Los Angeles                Liberty Livewire ordered three
                                                  large-format System 5s for
                                                  installation at its Todd West
                                                  Lantana facility. Recently, one of
                                                  the System 5s was used during
                                                  pre-dubbing and re-mixing of
                                                  director Billy Bob Thornton's
                                                  movie, "All the Pretty Horses"
                                                  starring Matt Damon, Ruben Blades
                                                  and Sam Shepard.

      CUSTOMER                LOCATION                   SAMPLE PROJECT/OTHER
      --------                --------                   --------------------
The Idea Room at
  Warner Bros.         Burbank                    Post Production for feature films
                                                  and film trailers.
Cool Beans Digital
  Audio                New York                   Largest Post Facility in NYC.
                                                  Installed three Euphonix System 5s.
Avenue Edit            Chicago                    Installed two Euphonix CS series
                                                  mixing consoles and recently
                                                  purchased two System 5 digital
                                                  consoles.
Aoi Studio Company,
  Ltd                  Tokyo                      Short-form post production facility
                                                  first in Japan to install System 5
                                                  and 48-track R-1.
One Union Recorders    San Francisco              High profile post production
                                                  facility clients include Microsoft,
                                                  Sattchi & Sattchi and Hal Riney.
                                        FILM
Skywalker Sound        Marin County, CA           Skywalker Sound, a division of
                                                  Lucas Digital, ordered two System
                                                  5s. Films re-recorded at the
                                                  facility, and its predecessor,
                                                  Sprockets Systems, have won
                                                  numerous Academy Awards for
                                                  motion-picture sound or
                                                  sound-effects editing. Winner of
                                                  six prestigious TEC Awards from Mix
                                                  magazine readers as the best Post
                                                  Production Facility for 1992, 1993,
                                                  1994, 1996, 1997 and 1998.
Deluxe Toronto         Toronto                    Deluxe Toronto is the premier film
                                                  dubbing facility in Canada. Owned
                                                  by the Rank group, Deluxe has
                                                  purchased 4 feature film dubbing
                                                  consoles. They have dubbed films
                                                  such as "Dungeons and Dragons", and
                                                  the upcoming Sundance award winning
                                                  Hedwig and the Angry Inch.
Media Principia        Montreal                   Media Principia is a
                                                  state-of-the-art film production
                                                  company. The first Media Principia
                                                  project mixed on the System 5 was
                                                  "The Baroness and The Pig" while
                                                  shot on location in Hungary.
                                      BROADCAST
World Wrestling
  Federation
  Entertainment        Connecticut                WWF Entertainment installed System
                                                  5 for rigorous post and ON-AIR
                                                  broadcast schedule.
China Television       People's Republic of       On-Air Broadcaster.
                       China
Fisher
  Broadcasting --
  KOMO TV              Seattle                    Full Digital On-Air Broadcast
                                                  Studio.
NBC                    Los Angeles                TV show Tonight Show with Jay Leno.
KTVT                   Dallas/Fort Worth          On-Air Broadcaster.
Tokyo Arvic            Japan                      On-Air Broadcaster.
WMUR                   New Hampshire              On-Air Broadcaster.
Sky DTH Television     Florida                    Direct TV for South America.
                              LIVE SOUND REINFORCEMENT
The Gothenburg Opera
  House                Sweden                     Live sound reinforcement.

      CUSTOMER                LOCATION                   SAMPLE PROJECT/OTHER
      --------                --------                   --------------------
Royal Caribbean
  Cruise Lines         Finland                    Live sound reinforcement.
                                     MULTIMEDIA
Bull Frog Music
  Studios (a division
  of Electronic Arts)  France                     Sound for multimedia games.
Interplay              California                 Sound for multimedia games.
SEGA                   Tokyo                      Sound for multimedia games.
                                        OTHER
Eastman School of
  Music                University of Rochester    Sound recording education.
Launch Media           Los Angeles                Internet Music Magazine.
University of
  Michigan             Ann Arbor                  Sound recording education.
Citrus College         Southern California        Sound recording education.
The Art Institute of
  Seattle              Washington                 Sound recording education.
Alchema College of
  the Arts             London                     Sound recording education.

MARKETING

     Our marketing strategy has been to create awareness of our products and to differentiate our products from those of our competitors in terms of performance and cost-effectiveness. We participate in trade shows, direct-mail advertising and selective advertisements in industry publications. We believe that our high quality products, technical innovation, support and service result in significant industry awareness of our products, and numerous word of mouth referrals for our products. We differentiate our products through one-on-one sessions with the key decision makers of our current and prospective customers during which our trained engineers and distributors perform product demonstrations.

     To address all markets during 2000, we produced market specific product literature, broadened our base of publications in which we advertise, attended trade shows and communicated through direct mail and email communications.

SALES AND DISTRIBUTION

     We sell our consoles through our direct sales organization in the United States and Japan, and work with a network of international sales representatives and distributors for sales in other countries. We conduct our direct sales activity in the United States from our sales offices in Los Angeles, New York and Nashville.

     Our international distributors typically cover an exclusive geographic region. Distributors generally order and purchase systems from us based on orders they receive for Euphonix systems. In many cases, we ship directly to our end users. Some of our distributors provide direct customer support and installation, while the other distributors receive customer support and installation from our international sales offices. There were no customers who accounted for 10.0% or more of our net revenues in fiscal 2000, 1999 or 1998.

     A key element of our strategy is to continue to build a worldwide presence through our international sales presence and our network of sales representatives in order to address fully our target markets and to serve customers that operate on an international basis. We believe that revenues from customers outside the United States will begin to account for a greater portion of our revenues, due to improving economic conditions in many international countries. We will continue to maintain sales efforts of our console in international markets through our international sales presence and our network of international distributors and sales representatives.

CUSTOMER SERVICE AND SUPPORT

     Providing excellent customer service and support is a key element of our strategy to maintain and build our reputation for high quality and enhance brand name loyalty. We provide service, support and training to our customers and sales representatives through a wide range of support services, including on-site and telephone support and training in the use of our consoles.

     Our customer service organization provides the following services:

     Systems Installation and Training. Our systems installation personnel assist customers in the configuration, installation and testing of Euphonix systems at the customer's site. The systems can usually be installed in less than one day, which we believe to be considerably less time than required for other manufacturers' large format consoles. We provide demonstration equipment for use by customers as well as prospective purchasers at each of our sales offices. We may also provide on-site training following installation of our system, as well as advanced operations documentation regarding the Euphonix system.

     Technical Support. Our technical support personnel provide telephonic assistance to customers and sales representatives. These personnel assist customers in the use of their systems, and diagnose and solve technical hardware and application problems with the aid of self-diagnostic programs within the Euphonix system. We provide a fifteen-month warranty on the Euphonix system covering defects in materials and workmanship. This policy provides that within the fifteen-month period, we repair or replace any defective products sold to the customers. Technical support personnel maintain a supply of similar or spare modules to deliver to customers if necessary for repair, and in more complicated situations will dispatch an on-site technician to assist the customer. We also offer an on-line 24-hour computer bulletin board to maintain communications with our customers.

RESEARCH AND DEVELOPMENT

     Our research and development strategy is to develop high-quality enhancements to our products, focusing on modularity and upgradeability of such products, as well as new products for our target market segments. Our research and development and engineering staff consists of highly trained software, electronic and mechanical engineers and technicians with technical backgrounds in computer software design, digital signal processing, analog audio processing and high speed audio communications.

     Our research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $3.6 million, $4.5 million, and $4.6 million.

PROPRIETARY RIGHTS

     We generally rely on a combination of trade secrets, copyright law and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products and technologies. However, we believe that such measures provide only limited protection of our proprietary information, and there is no assurance that such measures will be adequate to prevent misappropriation. We currently have two United States registered trademarks, five issued United States patents and several applications for United States patents pending with respect to certain elements of our hardware and software. We have no foreign patents nor have we filed any applications for any foreign patents.

     We believe that, due to the rapid proliferation of new technologies in the audio, video and general software industries, intellectual property protection of our proprietary technology will be less influential on our ability to compete in our target markets than the ability of our research and development personnel to design products that continue to address evolving customer requirements, our ability to enter new markets and the ability of Euphonix to service our customers.

MANUFACTURING AND SUPPLIERS

     Our manufacturing operations for mixing consoles, located in Palo Alto, consist primarily of materials and procurement management, testing and final assembly of products, quality assurance and shipping. We subcontract other functions, including the production of printed circuit boards, specialized metal finishing and other subassemblies, which currently are not cost-effective for us to perform. Our systems undergo complete testing and quality inspection at the board level and final assembly stages of production.

     We and our manufacturing vendors are dependent upon single or limited source suppliers, such as Analog Devices and Maxim Integrated Products, for numerous components and parts used in our products, some of which are critical to our continued uninterrupted production because they supply key components, such as integrated circuits, included in our base system. See the section entitled "Risk Factors That May Affect Results of Operations and Financial Condition" for a discussion of the risks regarding our manufacturing and supplies.

COMPETITION

     The markets for our mixing products are intensely competitive and characterized by significant price competition. The markets for mixing consoles can be classified based on price, as follows: (1) low-end range products with prices up to $30,000; (2) mid-range products with prices from $30,000 to $100,000; and (3) high-end range products with prices over $100,000. Prices for mixing consoles generally vary based on the number of channels and the processing power per channel, which directly affects the quality of the sound output of the particular mixing consoles. Our products compete primarily with other mixing consoles in the high-end price range of our targeted market segments. We also have flexibility to compete with lower-priced products of our competitors by scaling down our high-end products.

     Competing companies in the high-end price range include, among others, Solid State Logic, (Owned by 3i, a venture capital company), AMS Neve, GLW a.k.a. Harrison, Amek Technology Group, Sony Corporation, Calrec Ltd., Soundtracs, D&R, Trident, Cantus, Fairlight, and Studer. In addition, we believe that, as technology in the professional audio industry advances, prices for mixing consoles and other audio equipment, including our products, will decrease, and as a result our products may increasingly compete against lower priced products, as well as products in the high-end price range. There are numerous companies, in addition to those listed above, that compete in the low-end and mid-range of the professional audio market.

     The introduction of the R-1 brings on new competitive issues for us. The R-1 allows us to sell to largely the same customer base that purchases our large format consoles. Some of the traditional console manufacturers sell traditional tape based multi-track tape machines. The primary competing companies in the traditional tape based multi-track recorder market segment include, among others, Studer and Sony. The R-1 is targeted as a direct replacement of traditional tape based products. Additionally, the R-1 competes with an array of companies producing other disk based products, that while technically similar, are less focused on the direct replacement of a multi-track recorder and more focused on editing of the audio than pure recording. These competitors include Fairlight and Augan. See the section entitled "Risk Factors That May Affect Results of Operations and Financial Condition" for a discussion of the risks regarding our competitors.

BACKLOG

     An order is booked into backlog when a deposit or a purchase order is received from the customer. Our products are typically delivered to customers two to three months after receipt of an order. However, because shipment of the product is dependent upon other customer requirements or changing situations, the product may not be delivered for more than a year after the receipt of the order. We do not believe that our backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

     As of December 31, 2000, we had 111 full-time employees and consultants. None of our employees are represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

     In March 2001, we reduced the number of employees by nine, or approximately 8% of the total workforce, through terminations and attrition. The reduction in force affected personnel in sales/marketing, production support, administration and engineering departments.

EXECUTIVE OFFICERS

     Our executive and other officers and their ages as of December 31, 2000 are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Steven W. Vining.....................  45     Chief Executive Officer and Director
Paul L. Hammel.......................  55     Senior Vice President of Operations
Steven H. Milne......................  42     Vice President of Engineering
Piers Plaskitt.......................  46     President
Scott W. Silfvast....................  38     Chief Product Officer and Director
Jeffrey A. Chew*.....................  51     Chief Operating Officer

---------------
* Re-joined Euphonix in January 2001.

     Steven W. Vining was appointed as our Chief Executive Officer in October 2000 and has served as a director since November 2000. From 1996 to September 2000, he served as President of the Windham Hill Group. From 1993 to 1996, Mr. Vining was Vice President and General Manager BMG Classics U.S. one of the leading classical music labels worldwide. From 1991 to 1992, Mr. Vining was Senior Director of Marketing at RCA Victor. Prior to that, Mr. Vining held a variety of executive and managerial positions for Intersound International Corporation, a leading independent classical, and jazz firm featuring all digital recordings. Prior to that, Mr. Vining was employed by Pickwick Records.

     Paul L. Hammel joined us in February 1998 as Senior Vice President of Operations. From 1994 to 1998, he was employed at Plantronics as Vice President Customer Services and President of Walker Equipment Division of Plantronics, Inc. From 1989 to 1994, Mr. Hammel was Vice President of Operations and Customer Services for GO Corporation.

     Steven H. Milne joined us in April 1996 as Vice President of Engineering. From 1992 to 1996, he was employed at Taligent, most recently as Director, Media Software Development. From 1986 to 1992, Mr. Milne was an engineer and manager working on audio for Apple Computer. Prior to that, Mr. Milne was employed by Sydis and Wang Laboratories, working on voice recording products.

     Piers Plaskitt joined us in August 1999 as President of Worldwide Sales and Marketing. From 1998 to 1999, he was employed at The New York Media Group, Inc. as Vice President, Director Sales and Marketing. From 1997 to 1998, Mr. Plaskitt was Vice President, Worldwide Sales and Marketing for Montage Group, Inc. From August 1983 to May 1997, Mr. Plaskitt was the President and Chief Executive Officer of the US operation of Solid State Logic.

     Scott W. Silfvast founded Euphonix, Inc. in July 1988. He has been a director since our inception, has served as Chief Product Officer since August 1999, Senior Vice President since June 1997 and served as President from March 1990 until May 1997. Mr. Silfvast also served as Chairman of the Board from July 1988 until February 1991. From 1983 to July 1988, he was an engineer for SRS, a measurement instrumentation company.

     Jeffrey A. Chew rejoined Euphonix as Chief Operating Officer in January 2001. From August 1998 to September 2000, he was Chief Financial Officer and Vice President of Finance for Sierra Imaging Inc., a supplier of embedded imaging chip sets and imaging host software. From 1997 to 1998 Mr. Chew was employed by Women.com Networks, Inc., a women's content provider on the Internet, in the position of Chief Financial Officer and Vice President of Finance. From 1991 to 1997, he was employed by Euphonix. In June 1991 he joined Euphonix as Finance Director and was appointed Chief Financial Officer and Director of Operations in January 1992 and Vice President of Finance in December 1993. From 1987 to 1991, he was a
self-employed program management/financial consultant. From 1983 to 1987, Mr. Chew served as Corporate Controller for Akashic Memories Inc.

ITEM 2. PROPERTIES.

     We lease approximately 40,820 square feet of space at our headquarters located on Portage Avenue in Palo Alto, California, under a lease expiring in November 2001. Activities at this facility include engineering, manufacturing, management information systems, customer service, distribution and general administration. Of this 40,820 square feet of leased space, 13,377 square feet is sub-leased. In addition, we lease an additional 1,776 square feet in Palo Alto under a month-to-month lease.

     We also lease space for our sales and service offices in Los Angeles, New York, Nashville and our subsidiary in Woodinville, Washington. In addition, we rent an office for our subsidiary in Japan on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

     On February 8, 2001, Euphonix, Inc. filed a legal complaint in New York State Supreme Court in the county of Rockland against The Terminal Marketing Company Inc. ("Terminal") regarding Terminal's failure to pay its outstanding debts to Euphonix for equipment delivered to Terminal's client per the terms of purchase orders issued to Euphonix by Terminal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     We effected the initial public offering of our common stock on August 22, 1995, at a price to the public of $8.00 per share. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock:

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1999
  First quarter.............................................  $1.44    $1.03
  Second quarter............................................   1.25     0.63
  Third quarter.............................................   2.13     0.75
  Fourth quarter............................................   1.69     0.75
FISCAL 2000
  First quarter.............................................   4.50     0.91
  Second quarter............................................   4.09     2.25
  Third quarter.............................................   2.75     1.69
  Fourth quarter............................................  $2.22    $1.00

     As of February 15, 2001, there were approximately 99 holders of record of our common stock. Our Common Stock is listed for quotation in the Nasdaq SmallCap Market under the Symbol "EUPH".

     We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2000, we issued 240,000 shares of common stock to a private investor at a price of $1.25 per share, for total proceeds of $300,000.

     In February 2000, we executed Convertible Secured Promissory Notes for $1,500,000 with private investors. These Notes accrue interest at a rate of 10.00% per annum. Upon obtaining approval from our shareholders, the principal and accrued interest of the Note are convertible into shares of our common stock at a price per share of $2.53125.

     In April 2000, we executed Convertible Secured Promissory Notes for $800,000 with private investors. These Notes accrue interest at a rate of 10.00% per annum. Upon obtaining approval from our shareholders, the principal and accrued interest of the Note are convertible into shares of our common stock at a price per share of $3.625.

     In June 2000, we issued 147,928 shares of common stock to private investors at a price of $3.38 per share, for total proceeds of approximately $500,000.

     In September 2000, we executed a Convertible Secured Promissory Note for $400,000 with a private investor. This Note accrues interest at a rate of 8.00% per annum. Upon obtaining approval from our shareholders, the principal and accrued interest of the Note are convertible into shares of our common stock at a price per share of $2.3562.

     In December 2000, we executed Convertible Secured Promissory Notes for $1,800,000 with private investors. These Notes accrue interest at a rate of 8.00% per annum. Upon obtaining approval from our shareholders, the principal and accrued interest of the Note are convertible into shares of our common stock at a price per share of $1.26.

     All of the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act. We made no public solicitation in connection with the issuance of the above mentioned securities, nor were there any other offerees. None of the offerings were underwritten. We relied on representations from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof. The investors also indicated to us that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data for the five-year period ended December 31, 2000, should be read in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in Item 7 of this report.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Net revenues.............................  $15,839    $13,806    $15,614    $18,093    $18,237
Gross margin.............................    4,976      5,697      7,014      8,859      9,396
Operating loss...........................   (6,353)    (5,675)    (5,306)    (2,304)    (1,836)
Net loss.................................   (8,313)    (6,329)    (5,240)    (1,932)    (1,398)
Net loss per share:
  Basic and diluted, as adjusted.........  $ (0.69)   $ (0.74)   $ (0.82)   $ (0.35)   $ (0.25)
Shares used in computing net loss per
  share:
  Basic and diluted, as adjusted.........   12,021      8,541      6,404      5,576      5,515

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
                                                               (UNAUDITED)
BALANCE SHEET DATA:
Working capital..........................  $ 6,102    $ 6,993    $ 5,922    $ 9,095    $11,035
Total assets.............................   12,000     12,300     11,031     13,208     15,466
Long-term obligations....................    6,531      2,166         --         32         66
Shareholders' equity.....................  $ 1,220    $ 6,797    $ 7,375    $10,487    $12,338

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Euphonix develops, manufactures and supports networked digital audio systems for music, film and television post production, broadcast, sound reinforcement and multimedia applications. As of December 31, 2000, we have shipped over 500 of our mixing consoles worldwide.

     The price of our mixing consoles generally ranges from $100,000 to $1 million, and is often the most expensive piece of equipment in the studio. We perform ongoing credit evaluations of our customers' financial condition prior to shipping the product, and we require a firm purchase order and generally a substantial deposit (anywhere from $10,000 up to 50% of the console's value). From time to time and depending on the financial condition of the customer, we may require an irrevocable letter of credit or a purchase order from a third-party lessor.

     Effective January 1, 2000, we changed our method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Previously, we recognized revenue generally upon shipment to customers including cases when installation was a condition of payment, provided all other revenue recognition criteria were met. Under the new accounting method adopted retroactive to January 1, 2000, we now defer all revenue until installation is complete (in those cases where installation is a condition of payment), provided all other revenue recognition criteria are met. If installation is not a term of our arrangement, we generally recognize revenue upon shipment.

ANNUAL RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of revenues............................................   68.6     58.7     55.1
                                                              -----    -----    -----
  Gross margin..............................................   31.4     41.3     44.9
                                                              -----    -----    -----
Operating expenses:
  Research and development..................................   22.5     32.5     29.4
  Sales and marketing.......................................   35.3     40.4     34.9
  General and administrative................................   13.7      9.5     14.6
                                                              -----    -----    -----
          Total operating expenses..........................   71.5     82.4     78.9
                                                              -----    -----    -----
Operating loss..............................................  (40.1)   (41.1)   (34.0)
Interest income/(expense), net..............................  (10.7)    (4.7)     0.4
                                                              -----    -----    -----
Loss before equity in net loss of investee..................  (50.8)   (45.8)   (33.6)
Equity in net loss of investee..............................   (0.7)      --       --
                                                              -----    -----    -----
Net loss before cumulative effect of change in accounting
  principle.................................................  (51.5)   (45.8)   (33.6)
  Cumulative effect of change in accounting principle.......   (1.0)      --       --
                                                              -----    -----    -----
Net loss....................................................  (52.5)%  (45.8)%  (33.6)%
                                                              =====    =====    =====

  Net Revenues

     Net revenues in accordance with SAB 101 were $15.8 million in 2000. Applying the Company's historical revenue recognition policy, revenue for 2000 was $15.5 million, as compared to $13.8 million in 1999 and $15.6 million in 1998. This represented an increase of 12.3% in 2000 from 1999 and a decrease of 11.5% in 1999 from 1998. The higher revenue in 2000 was due primarily to the increased shipments of our System 5 all digital mixing console into the film/post-production segment of the market. In 2000, we added new Tier 1 film/post production studios to our list of customers, which include Skywalker Sound, Liberty Livewire (formerly Todd-AO) and Deluxe Laboratories in Toronto, all of whom purchased multiple systems. The decrease in revenues in 1999 as compared to 1998 was primarily due to not having an all digital console available for delivery (System 5) until the second half of the year.

     International sales accounted for 39.6% of our 2000 revenues, compared to 33.4% in 1999 and 43.1% in 1998. International sales increased by approximately $1.7 million, or 37.1%, in 2000 compared to 1999 and decreased $2.1 million, or 31.6%, in 1999 compared to 1998. The increase in international sales in 2000 compared to 1999 reflected higher sales in the Pacific Rim countries, especially in Japan, which more than offset declining sales in Europe. In order to improve our competitive position, in April 2000, we entered into a joint venture with Audio Export. Pursuant to this joint venture, Audio Export now manages (as well as owns 70% of) the Euphonix Europe sales and service organization, and is the exclusive distributor of Euphonix products in all Europe, Middle East and Africa. The decrease in international sales in 1999 compared to 1998 was attributed to weak sales in the Pacific Rim and Europe. The decline in Asian sales in 1999 was due to a weakness in the Asian economy. The decline in European sales in 1999 was the result of employee turnover within the international sales department and the loss of sales representatives, which limited our ability to maintain existing market share and penetrate new markets abroad.

  Gross Margins

     Cost of revenues consists primarily of purchased parts, components, assembly, test, procurement costs, production management/engineering, warehousing, product installation costs, warranty and provisions for inventory obsolescence. The resulting gross margins fluctuate based on factors such as the mix of products sold, the amount of direct, end-user sales versus sales through distributors, price discounts, sales promotion programs, and third-party hardware included in the systems sold by us. Gross margins decreased to 31.4% in 2000, as compared to 41.3% in 1999 and 44.9% in 1998.

     The decrease in gross margins during 2000 was primarily due to increased purchased parts and components costs. In 2000, we competed in an environment where global demand for many of our materials was far in excess of supply. This market situation, combined with slow payments to vendors due to cash flow constraints, led to higher prices in many instances and hampered us in our efforts to procure our material at lower costs. Even though the System 5 and R-1 recorder were introduced in 1999, we were still on a learning curve, which resulted in higher than normal warranty and scrap costs and labor inefficiencies.

     The decrease in gross margins in 1999 was primarily due to costs related to commencing shipments of the R-1 recorder, which began shipping in the first quarter of 1999, and the new System 5, which began volume shipping in the second half of 1999.

  Research and Development

     Research and development expenses decreased by $0.9 million, or 20.5%, in the year ended December 31, 2000 compared to 1999 and decreased $0.1 million, or 2.2%, in the year ended December 31, 1999 compared to 1998. Research and development expenses decreased as a percentage of revenues to 22.5% in 2000 from 32.5% in 1999 due to the decrease in research and development expenses in 2000 as noted above and higher revenues in 2000. Research and development expenses increased as a percentage of revenues to 32.5% in 1999 from 29.4% in 1998 primarily due to lower revenues in 1999. The decreased expenditures in 2000 were primarily due to a full twelve months of savings due to the reduction in force in our Woodinville facility, as compared to three months of savings in 1999. During 2000 we also experienced higher than normal employee turnover, resulting in a reduced number of employees and lower costs for the year. The decrease in 1999 was primarily due to a winding down of engineering development of the new R-1 Recorder and new System 5 digital console, both of which were under development in 1998 and began shipment in the first and second quarter of 1999, respectively.

  Sales and Marketing

     Marketing and selling expenses remained approximately the same in 2000 as compared to 1999, and increased $0.1 million, or 2%, in 1999 as compared to 1998. In 2000, we realized eight months of savings relating to the joint venture with Audio Export, which was partially offset by higher salary and commission costs. The small increase in 1999 was primarily due to higher spending for advertising, tradeshows, travel, other professional fees and product demonstrations to support the new R-1 recorder and System 5 digital console introductions.

     As a percentage of revenues, marketing and selling expenses decreased to 35.3% in 2000, as compared to 40.5% in 1999. As a percentage of revenues, marketing and selling expenses increased to 40.5% in 1999, as compared to 34.6% in 1998, primarily due to lower revenues in 1999. This was primarily due to the savings relating to the joint venture with Audio Export, which was offset by higher salary and commission costs in marketing and selling expenses in 2000, and higher revenues in 2000.

  General and Administrative

     General and administrative expenses increased by $0.9 million, or 67.0%, in 2000 as compared to 1999, and decreased $1.0 million, or 43.1% in 1999 as compared to 1998. As a percentage of revenues, general and administrative expenses increased to 13.7% in 2000 from 9.4% in 1999, and decreased to 9.4% in 1999 from 14.6% in 1998. The increase in 2000 was primarily due to higher salary and benefits, recruitment expenses, outside accounting and legal expenses, and goodwill amortization relating to the joint venture with Audio Export. The decrease in 1999 was primarily due to a decrease in the allowance for doubtful accounts reserve due to the collection of previously reserved for balances and a reduction in payroll expenses.

  Interest expense and other charges

     Interest expense and other charges were $1.7 million in 2000, as compared to $748,000 in 1999 and $8,000 in 1998. This represented an increase of 132.2% in 2000 as compared to 1999, and 9,250% in 1999 as compared to 1998. As a percent of net revenues, interest expense and other charges increased to 11.0% in 2000 from 1999, and increased to 5.4% in 1999 from 0.05% in 1998. Interest expense for 2000 included a charge of $1,279,000 related to the beneficial conversion feature associated with the convertible promissory notes and attached warrants issued on February 22, 2000. Interest expense for 1999 included a charge of $613,000 related to the beneficial conversion feature associated with the convertible promissory notes issued in July 1999.

  Provision/(benefit) for Income Taxes

     No provision for federal and state income taxes was recorded for the years ended December 31, 2000, 1999 and 1998 as the Company incurred net operating losses during the period.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through cash flows from operations and the private sale of equity and debt securities. For the year ended December 31, 2000, cash and cash equivalents decreased by $251,000 to approximately $587,000. Also during this period, working capital decreased by $0.9 million to approximately $6.1 million.

     Our operating activities used cash of approximately $4.9 million in 2000, $7.4 million in 1999 and $2.6 million in 1998. Cash used in operating activities for 2000 was comprised primarily of net operating losses, an increase in prepaid expenses and other assets, an increase in accounts receivable and a decrease in accounts payable, offset partially by an increase in customer deposits, an increase in accrued liabilities and an increase in deferred revenue. Cash used in operating activities for 1999 was comprised primarily of net operating losses, an increase in inventory, an increase in accounts receivable, a decrease in allowance for doubtful accounts, and a decrease in accrued liabilities, offset partially by higher depreciation and amortization expense, an increase in accounts payable, an increase in customer deposits and a decrease in prepaid expenses and other assets. Cash used in operating activities for 1998 was comprised primarily of net operating losses, a decrease in customer deposits and an increase in prepaid expenses and other assets, offset partially by higher depreciation and amortization expense, a decrease in income tax receivable and a decrease in accounts receivable.

     Our investing activities used cash of $278,000 in 2000 and $530,000 in 1999 and provided cash of $452,000 in 1998. In 1999, we received $601,000 in proceeds from the sales of short-term investments, as compared to $1.1 million in 1998. In 2000, we purchased $278,000 of property and equipment as compared to $1.1 million in 1999 and $657,000 in 1998.

     Our financing activities provided cash of $4.9 million in 2000, $7.2 million in 1999 and $1.9 million in 1998. Proceeds from the sale of common stock provided cash of $800,000 in 2000, $3.1 million in 1999 and $1.9 million in 1998. Proceeds from the issuance of convertible promissory notes provided cash of $4.0 million in 2000 and $4.1 million in 1999. Proceeds from the exercise of stock options provided cash of $135,000 in 2000.

     In March 2001, we issued convertible promissory notes to existing investors under which we borrowed $3,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The note contains a conversion feature which allows the holder to convert the principal plus interest into our common stock at a rate of $0.75 per share, at any point after shareholder approval. We also issued 350,000 shares of common stock to these investors in return for their agreement to loan us $3,500,000. We also extended until early 2002 the maturity dates for all promissory notes previously due in 2001.

     We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. However, if our operating needs change, we may have to raise additional funds in order to meet our operating needs, to develop new or enhance existing products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. Moreover, the maturity dates of our outstanding promissory notes will become due in early 2002. Although, upon shareholder approval, the notes may be converted into shares of our common stock, there is no assurance that the investors will choose to convert their notes, and we may have to repay these loans.

  Impact of Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. Based on our current operations, we have concluded that the future adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material effect on the financial statements.

     In November 2000, the Emerging Issues Task Force issue EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." EITF 00-27 provides additional guidance on accounting for convertible debt instruments and convertible preferred stock with non detachable conversion options that are in-the-money at the commitment date. The Task Force affirmed the use of the accounting conversion price to calculate the beneficial conversion feature charge. Accordingly, any issuances of convertible securities since May 20, 1999 that were accompanied by warrants or other securities requiring an allocation of proceeds under APB 14, will require the application of the accounting conversion price to (1) determine whether the security includes a beneficial conversion feature or (2) to remeasure a previously measured beneficial conversion feature. The adoption of EITF 00-27 has not had a material effect on the financial statements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     A number of uncertainties exist that could affect our future operating results, including, without limitation, the following:

WE HAVE INCURRED SIGNIFICANT LOSSES FOR THE PAST FIVE YEARS, AND MAY NEED TO RAISE ADDITIONAL FUNDING IN ORDER TO FUND OUR OPERATIONS

     We incurred net losses of approximately $8.3 million in 2000, $6.3 million in 1999, $5.2 million in 1998, $1.9 million in 1997, and $1.4 million in 1996, and we will continue to expend substantial funds to increase the versatility and functionality of the System 5 digital console in fiscal 2001. Although we recently received commitments from existing investors to loan us $3.5 million during 2001 and extended until early 2002 the maturity dates for all promissory notes previously due in 2001, if our operating needs change, we may need to raise additional capital in order to fund operations. Although we believe that additional debt or equity financing will be available from existing investors and others, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a severe negative impact, and we may be unable to fund operations.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN OUR SHARES BEING SUSPENDED OR DELISTED FROM THE NASDAQ

     The shares of our common stock are currently listed on the Nasdaq SmallCap Market. Due to their decline in price, our stock could be suspended or delisted from Nasdaq, which requires a minimum bid per share of $1.00 and a market capitalization of $35 million. If our stock is delisted from Nasdaq, it would be much more difficult to purchase or sell our stock or obtain accurate quotations as to our stock price.

OUR STOCK PRICE HAS RECENTLY TRADED FAR BELOW THE INITIAL OFFERING PRICE AND COULD REMAIN AT THIS LOW PRICE, WHICH COULD AFFECT OUR ABILITY TO ACQUIRE OTHER COMPANIES, LEAVE US VULNERABLE TO HOSTILE TAKE OVER ATTEMPTS AND RESULT IN SECURITIES CLASS ACTION LITIGATION

     The market price of our common stock has traded at or significantly below the initial offering price of $8.00 per share. If the price per share does not increase, our investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of our common stock hampers our ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leave us vulnerable to hostile takeovers and result in securities class action litigation.

OUR STOCK PRICE MAY CONTINUE TO BE DEPRESSED DUE TO BROAD ECONOMIC, MARKET AND INDUSTRY FACTORS BEYOND OUR CONTROL

     Until recently, the market demand, valuation and trading prices of high technology companies was high. Recently, however, the share prices of high-technology companies, such as ours, have significantly decreased, and these stocks are now trading far below their historical highs. Our stock price may continue to be depressed because the market may perceive us to be a high-technology company. In addition, a variety of other factors beyond our control, such as general economic conditions, could cause our stock price to remain extremely low, regardless of our performance.

WE DERIVE ALL OF OUR REVENUES FROM SALES OF OUR DIGITALLY CONTROLLED AUDIO MIXING CONSOLE AND RECORDING SYSTEMS, AND ANY FACTOR THAT ADVERSELY IMPACTS THIS SYSTEM WILL SERIOUSLY HARM OUR BUSINESS

     Historically, we have derived virtually all of our revenues from sales of our digitally controlled audio mixing console system, which is based upon our hardware platform. We believe that sales of these systems, along with enhancements thereof, and the R-1 recorder and new System 5 digital console will continue to constitute a significant portion of our revenues. It is expected for the foreseeable future that a greater proportion of our revenue will come from the System 5 digital console. Accordingly, any factor adversely affecting our base system, whether technical, competitive or otherwise, could significantly harm our business and results of operations.

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR INTERNET ACTIVITIES OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS ON THE INTERNET

     Edeck enables audio files to be moved via the Internet. Our business plans for, and the success of, Edeck is dependent upon the Internet, which is at a relatively early stage of development. The enactment of any additional laws or regulations may impede the growth of the Internet, and if this happens, our operating expenses could increase and we may not be able to achieve profitability. In addition, the movement of files via the Internet could subject us to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories based on the nature, content, publication and distribution of such materials.

WE DEPEND UPON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE OF OUR REVENUES. IF WE LOSE SIGNIFICANT CUSTOMERS, OR IF PURCHASES BY ONE OF OUR KEY CUSTOMERS DECREASES, OUR NET SALES WILL DECLINE AND OUR BUSINESS WILL BE HARMED

     Due to high average sales prices, we depend upon a limited number of customers for a substantial proportion of our revenues. If we lose one or more of our significant customers, or if purchases by one of our key customers decreases, our net sales will decline and our business will be harmed. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Moreover, our expense levels are based in part on our expectations of future revenue. Because our operating expenses are based on anticipated revenue levels and because a high percentage of our expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

IF WE RAISE ADDITIONAL CAPITAL THROUGH THE ISSUANCE OF NEW SECURITIES, EXISTING STOCKHOLDERS WILL INCUR ADDITIONAL DILUTION

     If we raise additional capital through the issuance of new securities, our stockholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

WE RELY ON DISTRIBUTORS AND SALES REPRESENTATIVES FOR A SUBSTANTIAL PORTION OF OUR INTERNATIONAL SALES

     In regions outside of the United States and Japan, we rely on distributors and sales representatives to sell our products. Any disruptions to these personnel may adversely affect our revenue and gross margins.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND THE INTENSE COMPETITION OF THE HIGH TECH INDUSTRY IN ORDER TO SUCCEED

     The markets for our products are characterized by changing technologies and new product introductions. Our success will depend in part upon our continued ability to enhance our base system with features including new software and hardware add-ons and to develop or acquire and introduce new products and features which meet new market demands and changing customer requirements on a timely basis. We are currently designing and developing new products, primarily in the areas of recording, editing and mixing functions of sound production as well as digital audio processing and networking systems. There can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete. If this happens, our revenues will likely be lower and our business will suffer.

CURRENT AND POTENTIAL COMPETITORS COULD DECREASE OUR MARKET SHARE AND HARM OUR BUSINESS

     The markets for our products are intensely competitive and characterized by significant price competition. We believe that our ability to compete depends on elements both within and outside our control, including the success and timing of new product development and introduction by us and our competitors, product performance and price, distribution, availability of lease or other financing alternatives, resale of used systems and customer support. In addition, although our products compete primarily with other mixing consoles in the high-end price range of our targeted market segments, we also believe that, as technology in the professional audio industry advances, prices for mixing consoles and other audio equipment, including our products, will decrease. As a result, our products may increasingly compete against lower-priced products, as well as products in the high-end price range. Although we believe that our audio mixing console has certain technological advantages over our competitors, maintaining such advantages will require continued investment by us in research and development, sales and marketing and customer service and support. There can be no assurance that we will have sufficient resources to be able to maintain such competitive advantages.

     There are numerous companies that compete in the professional audio market. Many of our competitors are larger and have greater financial, technical, manufacturing and marketing resources, broader product offerings, more extensive distribution networks and larger installed bases than ours. We believe that companies with large installed bases, in particular, may have a competitive advantage since many potential customers in our targeted markets are often reluctant to commit significant resources to replace their current products and to retrain operators to use new products despite technological advantages of such new alternative products. Some of our competitors also offer customers leasing or refinancing packages in connection with the purchase of their mixing consoles, which financing alternatives we do not generally offer. Furthermore, we compete with resellers of used mixing consoles and equipment who are able to sell high-end price range products at generally lower prices.

WE DEPEND ON SINGLE AND LIMITED SOURCES FOR KEY COMPONENTS, AND IF WE LOSE ONE OR MORE OF THESE SOURCES, DELIVERY OF OUR PRODUCTS COULD BE DELAYED OR PREVENTED AND OUR BUSINESS COULD SUFFER

     We and our manufacturing vendors are dependent upon single or limited source suppliers, such as Analog Devices and Maxim Integrated Products, for numerous components and parts used in our products. Currently, we use many sole or limited source suppliers, some of which are critical to our continued uninterrupted production because they supply key components, such as integrated circuits, included in our base system. In particular, we rely on single vendors to manufacture major subassemblies for our products, and other components are critical to the integrated circuits included in our base system. There can be no assurance that these suppliers will continue to be able and willing to meet our requirements for any sole-sourced components. We generally purchase these single or limited source components pursuant to purchase orders and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many components to our subcontractors is dependent in part on our ability to provide our subcontractors, and in turn the subcontractor's ability to provide their suppliers, with accurate forecasts of their future requirements. Major delays or terminations in supplies of such components could significantly adversely affect our timely shipment of our products, which in turn would adversely affect our business and results of operations. The process of qualifying suppliers or designing out certain parts could be lengthy, and no assurance can be given that any additional sources or product redesign would be available to us or implemented on a timely basis. From time to time in the past, we have experienced interruptions in the supply of certain key components from suppliers, which delayed product shipments and there can be no assurance that we will not experience significant shortages for these components in the future. We do not maintain an extensive inventory of such components and any extended interruption or reduction in the future supply or increases in prices of any key components currently obtained from a single limited source supplier could have a material adverse effect on our business and results of operations for any given period. If we encounter shortages in component supply, we may be forced to adjust our product designs and production schedules. The failure of one or more of our key suppliers or vendors to fulfill our orders in a timely manner could cause us to not meet our contractual obligations, could damage our customer relationships and could harm our business.

OUR SUPPLIERS' ABILITY TO PRODUCE COMPONENTS IS DEPENDENT ON OUR AND OUR SUPPLIERS' ABILITY TO GENERATE ACCURATE FORECASTS, AND THE PROCESS OF QUALIFYING NEW SUPPLIERS IS LENGTHY

     Our suppliers rely on subcontractors to provide them with components, and their ability to timely procure such components is dependent in part on our ability to provide our subcontractors, and in turn the subcontractor's ability to provide their suppliers, with accurate forecasts of future requirements. The process of qualifying suppliers or designing out certain parts could be lengthy, and no assurance can be given that any additional sources or product redesign would be available to us or implemented on a timely basis. If we are unable to procure key components, shipments of our products would be delayed and revenues would fall.

NEW LAWS COULD RESULT IN INCREASED EXPENDITURES, WHICH WOULD HARM OUR RESULTS OF OPERATIONS

     If different electrical, radiation or other standards applicable to our products are adopted in countries in which we sell our products, including the United States, we may have to increase our expenditures in order to make our products compliant with these laws. In addition, any failure to modify our products, if necessary, to comply with such standards would potentially subject us to fines and penalties, and would harm our business and results of operations.

OUR INTELLECTUAL PROPERTY IS VERY IMPORTANT TO OUR BUSINESS, AND IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER

     We generally rely on a combination of trade secret, copyright law and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products and technologies. We believe, however, that these measures provide only limited protection of our proprietary information, and there is no assurance that they will be adequate to prevent misappropriation. In addition, significant and protracted litigation may be necessary to protect our intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. There can be no assurance that third-party claims alleging infringement will not be asserted against us in the future. Any such claims could seriously harm our business and results of operations. See "Business -- Proprietary Rights".

WE MUST CONTINUALLY ATTRACT AND RETAIN OUR MANAGEMENT AND TECHNICAL PERSONNEL OR WE WILL BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY

     Our future success depends in part on our ability to attract, retain and motivate key management and technical employees. Competition for such personnel is intense in the high tech industry, especially in the Silicon Valley employment market, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled and qualified employees.

WE MUST EFFECTIVELY MANAGE AND SUPPORT OUR GROWTH IN ORDER FOR OUR BUSINESS STRATEGY TO SUCCEED

     We will need to continue to increase revenues and grow in all areas of operation in order to execute our business strategy. Managing and sustaining our growth will place significant demands on management as well as on our administrative, operational and financial systems and controls. If we are unable to do this effectively, we would have to divert resources such as management time away from the continued growth of our business and implementation of our business strategy, and our business and results of operations will be adversely affected.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS

     A disaster could severely damage our ability to deliver our products to our customers. Our products depend on our ability to maintain and protect our facilities, which are primarily located in or near our principal headquarters in Palo Alto, California. Palo Alto may exist on or near a known earthquake fault zone. Although the facilities in which we host our computer systems are designed to be fault tolerant, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain general business insurance against fires, floods and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

CHANGES IN EXCHANGE RATES COULD HURT OUR REVENUES

     Our wholly-owned sales and service subsidiary in Japan conducts its business in the local currency. Changes in the value of the Yen relative to the value of the U.S. dollar, therefore, could adversely affect future revenues and operating results. We have not hedged transactions with external parties.

EXISTING AND POTENTIAL LITIGATION MATTERS COULD SIGNIFICANTLY HARM OUR OPERATING RESULTS

     As described elsewhere herein, we are involved in a legal proceeding. If we do not achieve a favorable outcome in this litigation, or if we are involved in other litigation matters, our business and results of operations could be harmed. See "Legal Proceedings" and Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Sales through our Japanese subsidiary are denominated in Japanese Yen. The receivables denominated in Yen are subject to foreign exchange risk, and we do not enter into hedging arrangements to mitigate the foreign currency risk with respect to such arrangements. Although an adverse change in the foreign exchange rate would have an effect on the price of our consoles sold in Japan and could result in foreign currency transaction losses, we believe that such losses would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   27
Report of Independent Auditors..............................   28
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   29
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   30
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   32
Notes to Consolidated Financial Statements..................   33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Euphonix, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Euphonix, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 1998 and for the year then ended were audited by other independent accountants whose report, dated March 4, 1999, expressed an unqualified opinion on those statements.

     As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 26, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Euphonix, Inc.

     We have audited the accompanying Euphonix, Inc. consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the Euphonix, Inc. consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
March 4, 1999

                                 EUPHONIX, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $    587    $    838
  Accounts receivable, (net of allowance for doubtful
     accounts of $142 in 2000 and $112 in 1999).............     2,389       2,354
  Inventories, net..........................................     6,969       6,964
  Prepaid expenses and other current assets.................       406         174
                                                              --------    --------
          Total current assets..............................    10,351      10,330
Property and equipment, net.................................     1,127       1,881
Other assets................................................       522          89
                                                              --------    --------
          Total assets......................................  $ 12,000    $ 12,300
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,841    $  2,007
  Accrued liabilities.......................................     1,174       1,090
  Deferred revenue..........................................       374          --
  Customer deposits.........................................       860         240
                                                              --------    --------
          Total current liabilities.........................     4,249       3,337
Notes payable...............................................     6,531       2,166
                                                              --------    --------
          Total liabilities.................................    10,780       5,503
                                                              --------    --------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Preferred stock, $0.001 par value: 2,000,000 authorized
     shares, none issued and outstanding....................        --          --
  Common stock, $0.001 par value: 20,000,000 authorized
     shares, 12,190,099 and 11,591,000 shares issued and
     outstanding in 2000 and 1999, respectively.............        12          12
  Additional paid-in capital................................    24,191      21,402
  Unearned compensation.....................................       (53)         --
  Accumulated other comprehensive income....................        42          42
  Accumulated deficit.......................................   (22,972)    (14,659)
                                                              --------    --------
          Total shareholders' equity........................     1,220       6,797
                                                              --------    --------
          Total liabilities and shareholders' equity........  $ 12,000    $ 12,300
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Net revenues................................................  $15,839    $13,806    $15,614
Cost of revenues............................................   10,863      8,109      8,600
                                                              -------    -------    -------
Gross margin................................................    4,976      5,697      7,014
                                                              -------    -------    -------
Operating expenses:
  Research and development..................................    3,566      4,485      4,587
  Sales and marketing.......................................    5,594      5,588      5,450
  General and administrative................................    2,169      1,299      2,283
                                                              -------    -------    -------
          Total operating expenses..........................   11,329     11,372     12,320
                                                              -------    -------    -------
Operating loss..............................................   (6,353)    (5,675)    (5,306)
Interest and other income...................................       41         94         74
Interest expense and other charges..........................   (1,737)      (748)        (8)
                                                              -------    -------    -------
Loss before equity in net loss of investee and cumulative
  effect of a change in accounting principle................   (8,049)    (6,329)    (5,240)
Equity in net loss of investee..............................     (105)        --         --
                                                              -------    -------    -------
Loss before cumulative effect of a change in accounting
  principle.................................................   (8,154)    (6,329)    (5,240)
Cumulative effect of a change in accounting principle.......     (159)        --         --
                                                              -------    -------    -------
Net loss....................................................  $(8,313)   $(6,329)   $(5,240)
                                                              =======    =======    =======
Net loss per share, basic and diluted:
  Loss before cumulative effect of a change in accounting
     principle..............................................  $ (0.68)   $ (0.74)   $ (0.82)
                                                                         =======    =======
  Adjustment for effect of a change in accounting
     principle..............................................    (0.01)
                                                              -------
Net loss per share as adjusted, basic and diluted...........  $ (0.69)
                                                              =======
Pro forma amounts assuming the accounting change is applied
  retroactively (Note 1):
  Net loss..................................................  $(8,154)   $(5,978)   $(5,664)
                                                              =======    =======    =======
  Net loss per share, basic and diluted.....................  $ (0.68)   $ (0.70)   $ (0.88)
                                                              =======    =======    =======
Shares used in computing net loss per share, basic and
  diluted...................................................   12,021      8,541      6,404
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                        COMMON STOCK     ADDITIONAL                      OTHER
                                       ---------------    PAID-IN       UNEARNED     COMPREHENSIVE   ACCUMULATED
                                       SHARES   AMOUNT    CAPITAL     COMPENSATION   INCOME (LOSS)     DEFICIT      TOTAL
                                       ------   ------   ----------   ------------   -------------   -----------   -------
BALANCE AT DECEMBER 31, 1997.........   5,590    $ 6      $13,723        $(140)          $(12)        $ (3,090)    $10,487
Issuance of common stock.............   1,040      1        1,949           --             --               --       1,950
Exercise of stock options............       5     --            1           --             --               --           1
Amortization of deferred
  compensation.......................      --     --           --           90             --               --          90
Net loss.............................      --     --           --           --             --           (5,240)
Foreign currency translation
  adjustment.........................      --     --           --           --             87               --
Comprehensive loss...................      --     --           --           --             --               --      (5,153)
                                       ------    ---      -------        -----           ----         --------     -------
BALANCE AT DECEMBER 31, 1998.........   6,635      7       15,673          (50)            75           (8,330)      7,375
Beneficial conversion feature on
  issuance of convertible note
  payable............................      --     --          613           --             --               --         613
Issuance of common stock.............   2,903      3        3,051           --             --               --       3,054
Conversion of note payable...........   1,981      2        2,065           --             --               --       2,067
Exercise of stock options............      72     --           --           --             --               --          --
Amortization of deferred
  compensation.......................      --     --           --           50             --               --          50
Net loss.............................      --     --           --           --             --           (6,329)
Foreign currency translation
  adjustment.........................      --     --           --           --            (33)              --
Comprehensive loss...................      --     --           --           --             --               --      (6,362)
                                       ------    ---      -------        -----           ----         --------     -------
BALANCE AT DECEMBER 31, 1999.........  11,591     12       21,402           --             42          (14,659)      6,797
Cumulative effect of a change in
  accounting principle...............      --     --           --           --             --             (159)       (159)
Beneficial conversion feature on
  issuance of convertible note
  payable............................      --     --        1,279           --             --               --       1,279
Issuance of common stock to existing
  investors..........................     148     --          500           --             --               --         500
Issuance of common stock in
  connection with the joint
  venture............................     240     --          660           --             --               --         660
Exercise of stock options............     134     --          135           --             --               --         135
Unearned compensation................      77     --          215         (215)            --               --          --
Amortization of deferred
  compensation.......................      --     --           --          162             --               --         162
Net loss.............................      --     --           --           --             --           (8,154)
Foreign currency translation
  adjustment.........................      --     --           --           --             --               --
Comprehensive loss...................      --     --           --           --             --               --      (8,154)
                                       ------    ---      -------        -----           ----         --------     -------
BALANCE AT DECEMBER 31, 2000.........  12,190    $12      $24,191        $ (53)          $ 42         $(22,972)    $ 1,220
                                       ======    ===      =======        =====           ====         ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(8,313)   $(6,329)   $(5,240)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      652        625        595
     Deferred income taxes..................................       --         --         81
     Loss on disposal of fixed assets.......................       54         --        161
     Allowance for doubtful accounts........................       30       (291)       180
     Beneficial conversion on convertible note payable......    1,279        613         --
     Interest accrued on notes payable......................      364         67         --
     Amortization of unearned compensation..................      162         50         90
     Changes in assets and liabilities:
       Accounts receivable..................................      (65)      (520)       187
       Inventory............................................      115     (1,405)      (248)
       Prepaid expenses and other assets (including
          current)..........................................      (98)        53        (50)
       Income tax...........................................       --         --        544
       Accounts payable.....................................     (166)       371        712
       Accrued liabilities..................................       84       (614)       482
       Deferred revenue.....................................      374       (185)        --
       Customer deposits....................................      620        142       (140)
                                                              -------    -------    -------
          Net cash used in operating activities.............   (4,908)    (7,423)    (2,646)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of available-for-sale securities......       --        601      1,109
  Purchase of property and equipment, net of retirements....     (278)    (1,131)      (657)
                                                              -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................     (278)      (530)       452
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable...................    4,000      4,100         --
  Proceeds from sale of common stock........................      800      3,054      1,951
  Proceeds from exercise of stock options...................      135         --         --
  Proceeds from short-term borrowings.......................       --         --        500
  Repayment of short-term borrowings........................       --         --       (500)
                                                              -------    -------    -------
          Net cash provided by financing activities.........    4,935      7,154      1,951
                                                              -------    -------    -------
Net decrease in cash and cash equivalents...................     (251)      (799)      (243)
Cash and cash equivalents at beginning of year..............      838      1,637      1,880
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $   587    $   838    $ 1,637
                                                              =======    =======    =======
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of notes payable into common stock.............  $    --    $ 2,000    $    --
                                                              -------    -------    -------
  Equity investment in joint venture........................  $   657    $    --    $    --
                                                              -------    -------    -------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EUPHONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Euphonix, Inc. (the "Company") was incorporated on July 6, 1988 in the state of California. Euphonix develops, manufactures and supports networked digital audio systems for music, film and television post production, broadcast, sound reinforcement and multimedia applications.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Investments in which the Company has between 20% and 50% ownership are accounted for using the equity method. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, depreciation, amortization, taxes, contingencies and product warranty. Actual results could differ from those estimates.

     The Company believes that its available cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures through the end of 2001. However, if the Company's operating needs change, it may have to raise additional funds in order to meet its operating needs, to develop new or enhance existing products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet its long-term liquidity needs, the Company may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. Moreover, the maturity dates of the Company's outstanding promissory notes will become due in early 2002. Although, upon shareholder approval, the notes may be converted into shares of the Company's common stock, there is no assurance that the investors will choose to convert their notes, and the Company may have to repay these loans in 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term maturities.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's Japanese subsidiary is the Yen. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income.

FOREIGN CURRENCY RISK

     The Company does not enter into hedging arrangements to mitigate the foreign currency risk with respect to foreign currency denominated assets and liabilities. An adverse change in the foreign exchange rate could result in foreign currency transaction losses that could materially affect the Company's operations, financial position and cash flows. Foreign exchange (loss) gains were ($39,000), $48,000 and $14,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 EUPHONIX, INC.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term financial instruments that are readily convertible into cash with original maturities of less then ninety days from the date of acquisition. The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

SHORT-TERM INVESTMENTS

     The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998, the Company has categorized its short-term investments, which were substantially money market funds, that invest in government obligations and corporate securities, as available-for-sale, and had included them in short-term investments. Available-for-sale securities are carried at fair value with unrealized gains and losses, reported in a separate component of shareholders' equity. Unrealized holding gains and losses at December 31, 1998 were not material. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company sold its short-term investments in 1999, and as of December 31, 2000 and 1999, the Company no longer held short-term investments.

INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (net realizable value).

PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives on the straight-line basis.

     Leasehold improvement are amortized over the lesser of the lease term or the estimated useful life of the improvement. Useful lives by principal classes of property and equipment are as follows:

Furniture and fixtures...................................      7 years
Computer equipment and purchased software................      3 years
Leasehold improvements...................................  5 - 7 years
Demonstration equipment..................................  3 - 5 years

     When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and allowance for depreciation accounts, respectively, and any gain or loss on that disposal is credited or charged to income.

     Maintenance, repairs and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

ACCOUNTING FOR LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets and goodwill related to those assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets upon the occurrence of certain events and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

                                 EUPHONIX, INC.

WARRANTY

     The Company provides a fifteen-month parts and labor warranty on its products. The Company accrues for estimated warranty costs upon shipment.

COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Previously, the Company has recognized revenue generally upon shipment to customers including cases when installation was a condition of payment, provided all other revenue recognition criteria were met. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers all revenue until installation is complete (in those cases where installation is a condition of payment), provided all other revenue recognition criteria are met.

     The pro forma effect of the retroactive application for the years December 31, 2000, 1999 and 1998 is shown as a footnote to the Statement of Operations. The quarters for the year ended December 31, 2000, as restated for the effects of the change in accounting principle, are shown in Note 15.

     The pro forma effect of the retroactive application for the quarter ended December 31, 1999 (the quarter in which SAB 101 was adopted) is as follows:

                                                             FOURTH QUARTER ENDED
                                                              DECEMBER 31, 1999
                                                    --------------------------------------
                                                    AS REPORTED    ADJUSTMENT    PRO FORMA
                                                    -----------    ----------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...........................................    $ 5,022        $(289)       $ 4,733
                                                      -------        -----        -------
Gross margin......................................    $ 2,686        $(159)       $ 2,527
                                                      -------        -----        -------
Net loss..........................................    $  (771)       $(159)       $  (930)
                                                      =======        =====        =======
Basic and diluted loss per share..................    $ (0.07)                    $ (0.09)
                                                      =======                     =======
Shares used in computing basic and diluted net
  loss per share..................................     10,660                      10,660
                                                      =======                     =======

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company manufactures and sells its products to end-users, sales representatives, distributors and leasing companies in the music, post production (film and television), and broadcast industries. The Company performs ongoing credit evaluations of its customers' financial condition, and prior to shipping the product, generally requires a substantial deposit (anywhere from $10,000 up to 50% of the mixing console's value) and a firm purchase order. From time to time and depending on the financial condition of the customer, the Company may require payment of a substantial portion of the purchase price, an irrevocable letter of credit or a purchase order from a third-party lessor. The Company is exposed to credit risks in the event of insolvency by its customers to the extent of

                                 EUPHONIX, INC.

amounts recorded on the balance sheet. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expense was approximately $507,000, $457,000 and $504,000 in 2000, 1999 and 1998,
respectively.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to expense as incurred.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The compensation expense is recognized over the option vesting period.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" and FIN 44.

NET LOSS PER SHARE

     Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock issuable upon the exercise of stock options and shares issuable upon the conversion of convertible notes payable.

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                  (IN THOUSANDS)
Convertible notes payable...................................  5,199    2,888       --
Common stock options........................................  3,279    2,558    1,800
                                                              -----    -----    -----
                                                              8,478    5,446    1,800
                                                              =====    =====    =====

SEGMENT INFORMATION

     The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Based on business activities, management responsibility, financial reporting structure and geographical location, the Company has determined that it operates in a single business segment.

                                 EUPHONIX, INC.

RECLASSIFICATIONS

     The Company has reclassified the presentation of certain 1999 and 1998 statement of cash flows information to conform to current year presentation. The reclassifications had no effect on the previously reported financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. Based on the Company's current operations, management has concluded that the future adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material effect on the financial statements.

     In November 2000, the Emerging Issues Task Force issued EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." EITF 00-27 provides additional guidance on accounting for convertible debt instruments and convertible preferred stock with non detachable conversion options that are in-the-money at the commitment date. The Task Force affirmed the use of the accounting conversion price to calculate the beneficial conversion feature charge. Accordingly, any issuances of convertible securities since May 20, 1999 that were accompanied by warrants or other securities requiring an allocation of proceeds under APB 14, will require the application of the accounting conversion price to (1) determine whether the security includes a beneficial conversion feature or (2) to remeasure a previously measured beneficial conversion feature. The adoption of EITF 00-27 has not had a material effect on the financial statements.

                                 EUPHONIX, INC.

NOTE 2 -- BALANCE SHEET COMPONENTS:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
INVENTORY, NET:
  Raw materials............................................  $2,474    $2,878
  Work-in-progress.........................................   1,084     1,494
  Finished goods...........................................   3,411     2,592
                                                             ------    ------
                                                             $6,969    $6,964
                                                             ======    ======
OTHER ASSETS:
  Equity investment in joint venture.......................  $  462    $   --
  Other....................................................      60        89
                                                             ------    ------
                                                             $  522    $   89
                                                             ======    ======
PROPERTY AND EQUIPMENT:
  Furniture and fixtures...................................  $  124    $  248
  Computer equipment and purchased software................   2,080     2,226
  Leasehold improvements...................................     330       326
  Demonstration equipment..................................     647     1,059
                                                             ------    ------
                                                              3,181     3,859
  Accumulated depreciation.................................  (2,054)   (1,978)
                                                             ------    ------
                                                             $1,127    $1,881
                                                             ======    ======

     Depreciation expense was $562,000, $610,000 and $536,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The capital cost of assets acquired under capital leases was $170,000 for the years ended December 31, 2000 and 1999. The accumulated depreciation for the assets acquired under capital lease was $170,000 and $168,000 for the years ended December 31, 2000 and 1999, respectively.

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
ACCRUED LIABILITIES:
  Accrued compensation and related.........................  $  445    $  429
  Accrued warranty.........................................     265       244
  Accrued commissions......................................      91        83
  Sales tax payable........................................     149        91
  Other....................................................     224       243
                                                             ------    ------
                                                             $1,174    $1,090
                                                             ======    ======

NOTE 3 -- JOINT VENTURE:

     In February 2000, the Company entered into a joint venture arrangement with Audio Export George Neumann & Company Gmbh ("Audio Export"). The joint venture was formed by the contribution by the Company of property and equipment with a net book value of $297,000 to its wholly owned subsidiary, Euphonix Europe. Concurrently, Audio Export contributed $680,000 in cash in exchange for common stock of Euphonix Europe, representing 70% of the outstanding common stock of Euphonix Europe after the transaction. The joint venture arrangement included a Shareholder Agreement between the Company and Audio Export and a distribution agreement between the Company and Euphonix Europe.

                                 EUPHONIX, INC.

     In addition, in February 2000, the President of Audio Export purchased 240,000 shares of the Company's common stock from the Company for $300,000 in cash. The sale of the 240,000 shares was at a $360,000 discount from the quoted market price of the Company's common stock on that date. As a result, in total the Company contributed $657,000. The Company's carrying value in the investment exceeds its interest in the underlying net book value of the investee by approximately $273,000 at December 31, 2000. This excess is being amortized over a period of 3 years.

     The Company's investment and ownership interest in Euphonix Europe represents 30% of the outstanding shares of Euphonix Europe, and was accounted for using the equity method commencing April 1, 2000, the effective date of the joint venture arrangement. The Company's equity in the net loss of the investee was $105,000 for the year ended December 31, 2000.

NOTE 4 -- NOTES PAYABLE:

     Notes payable comprised as follows:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
ISSUE DATE:
  July 30, 1999............................................  $2,100    $2,100
  February 22, 2000........................................   1,500        --
  April 14, 2000...........................................     800        --
  September 7, 2000........................................     400        --
  December 29, 2000........................................   1,300        --
                                                             ------    ------
                                                              6,100     2,100
Accrued interest...........................................     431        66
                                                             ------    ------
Notes payable, long-term...................................  $6,531    $2,166
                                                             ======    ======

     In July 1999, the Company executed a promissory note with an existing investor and other parties under which the Company was authorized to draw up to $2,100,000 through October 31, 1999. The note accrues interest at 7.75% per annum with principal and accrued interest due at July 30, 2001. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $0.75 per share. At the date of issuance of the note, the quoted market price of the Company's common stock was $0.969 per share, resulting in a beneficial conversion feature charge in the amount of $613,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

     In February 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2002. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $2.531 per share. In addition, this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

                                 EUPHONIX, INC.

     In April 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. An amendment to the April 2000 note extended the due date to July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $3.625 per share. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

     In September 2000, the Company executed a promissory note with an existing investor under which the Company borrowed $400,000. The note accrues interest at 8% per annum with principal and accrued interest due at July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $2.3562 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 181,988 shares of common stock at a rate of $2.3562 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before September 7, 2005. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

     In December 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,800,000. The notes accrue interest at 8% per annum with principal and accrued interest due at July 31, 2001. The assets of the Company are pledged as collateral. As of December 31, 2000, the remaining draw down balance of these notes was $500,000. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note in common stock of the Company at a rate of $1.26 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,502,963 shares of common stock at a rate of $1.26 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before December 29, 2005. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

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

LEASE COMMITMENTS

     The Company leases facilities for its headquarters in Palo Alto, California, its subsidiary in Woodinville, Washington, and its sales offices in Los Angeles, Nashville, New York and Tokyo. The operating lease

                                 EUPHONIX, INC.

agreement for Palo Alto expires in November 2001, and the other leases expire at various dates through August 2003. All leases contain renewal options. Certain leases contain provisions for rental adjustments and require the Company to pay property taxes, insurance and normal maintenance costs. In September 1998, the Company sub-leased portions of its facilities in Palo Alto and New York.

     The aggregate future minimum lease payments under operating leases are as follows (in thousands):

                                                                                      NET
                                                  FACILITIES      SUBLEASES       COMMITMENTS
                                                  ----------      ---------       -----------
                                                                (IN THOUSANDS)
2001............................................    $  925           $390            $535
2002............................................       125             --             125
2003............................................        76             --              76
2004............................................        --             --              --
2005............................................        --             --              --
Thereafter......................................        --             --              --
                                                    ------           ----            ----
          Total.................................    $1,126           $390            $736
                                                    ======           ====            ====

     Total rent expense was approximately $1,190,000, $967,000 and $744,000 in 2000, 1999 and 1998, respectively.

NOTE 6 -- PREFERRED STOCK:

     The Company is authorized to issue 2,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's shareholders.

NOTE 7 -- COMMON STOCK:

     In April 1999, the Company executed a convertible promissory note with certain new and existing investors for $2,000,000, which was due on April 23, 2001 which accrued interest at 7.75% per annum, and which was convertible at the rate of $1.03 per share. In October 1999, the holders of the note converted the $2,000,000 principal amount and $67,000 accrued interest into 1,981,000 shares of common stock.

NOTE 8 -- STOCK OPTION PLANS:

1990 STOCK PLAN

     The 1990 Stock Plan (the "1990 Plan") provides for the grant of incentive stock options, nonstatutory stock options and stock purchase rights to employees of the Company. The Company has authorized 2,042,281 shares of common stock for issuance under the 1990 Plan. At December 31, 2000, the 1990 Stock Plan had expired with 234,004 stock option shares remaining in the available for grant pool. Options issued under the 1990 Plan are exercisable upon vesting, which is generally four to five years.

1995 PERFORMANCE BASED STOCK OPTION PLAN

     The 1995 Performance Based Stock Option Plan (the "1995 Plan") provides for the grant of incentive stock options and nonstatutory options to employees of the Company. A total of 50,000 shares of common stock has been reserved for issuance under the 1995 Plan. At December 31, 2000, 22,500 stock option shares were available for grant under the Plan. Options granted under the 1995 Plan prior to 1997 vest at the rate of one-third of the shares one year following the vesting commencement date, with one thirty-sixth of the shares

                                 EUPHONIX, INC.

vesting each month thereafter. All options granted under the 1995 Plan during 1997 vested on December 11, 2000. All options granted under the 1995 Plan during 2000 are fully vested and exercisable as of the date of grant.

1995 NEW DIRECTOR OPTION PLAN

     The 1995 New Director Option Plan (the "Directors' Plan") authorizes the Company to issue nonstatutory stock options to purchase up to 50,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the grant date. At December 31, 2000, 29,792 stock option shares were available to grant under the Plan. The Directors' Plan provides that each person who is an outside director on the effective date of the Directors' Plan and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 5,000 shares. Additionally, each outside director shall be automatically granted an option to purchase 5,000 shares on the date of each annual shareholders' meeting provided he is an outside director as of the date of such meeting and is reelected to the Board of Directors at such meeting. Options under the plan are fully vested and exercisable as of the date of grant.

1997 NONSTATUTORY STOCK OPTION PLAN

     The 1997 Nonstatutory Stock Plan (the "1997 Plan") authorizes the Company to issue nonstatutory stock options to employees of the Company. A total of 750,000 shares of common stock have been reserved for issuance under the 1997 Plan. At December 31, 2000, 168,211 stock option shares were available to grant under the Plan. Options granted under the 1997 Plan during 1997 vested on December 11, 2000. Options granted under the 1997 Plan during 2000 generally vest over four years.

1999 STOCK PLAN

     The 1999 Stock Plan (the "1999 Plan") provides for the grant of incentive stock options, nonstatutory stock options and stock purchase rights and common stock equivalents to employees of the Company. The Company has authorized 750,000 shares of common stock for issuance under the 1999 Plan. In April 2000, an amendment to the 1999 Plan increased the shares authorized to 1,750,000. At December 31, 2000, 906,493 stock option shares were available for grant under the Plan. Options issued under the 1999 Plan are exercisable upon vesting, which is generally four years.

2000 NONSTATUTORY STOCK OPTION PLAN

     The 2000 Nonstatutory Stock Plan (the "2000 Plan") authorizes the Company to issue nonstatutory stock options to the CEO of the Company under an employment agreement dated October 2, 2000. A total of 1,000,000 shares of common stock have been reserved for issuance under the 2000 Plan. At December 31, 2000, there were no shares remaining available to grant under the Plan. Options issued under the 2000 Plan are exercisable upon vesting, which is twenty-four months.

                                 EUPHONIX, INC.

     A summary of the Company's stock option activity for all of its stock option plans, is as follows (in thousands except per share amounts):

                                                               OUTSTANDING OPTIONS
                                                          ------------------------------
                                                           NUMBER OF                           WEIGHTED
                                      SHARES AVAILABLE      SHARES                             AVERAGE
                                         FOR GRANT        OUTSTANDING    PRICE PER SHARE    EXERCISE PRICE
                                      ----------------    -----------    ---------------    --------------
BALANCE AT DECEMBER 31, 1997........          935            1,166       $0.100 - 5.375         $ 2.77
  Granted...........................         (654)             654        0.938 - 2.500           1.27
  Exercised.........................           --               (5)       0.150 - 0.200           0.18
  Canceled..........................           15              (15)       0.150 - 5.375           2.13
                                           ------            -----
BALANCE AT DECEMBER 31, 1998........          296            1,800        0.100 - 5.375           2.25
  Authorized........................          750               --             --                   --
  Granted...........................         (938)             938        0.001 - 1.250           0.93
  Exercised.........................           --              (72)       0.001 - 0.200          0.003
  Canceled..........................          108             (108)       0.200 - 5.375           1.88
                                           ------            -----
BALANCE AT DECEMBER 31, 1999........          216            2,558        0.001 - 5.375           2.77
  Authorized........................        2,000               --             --                   --
  Granted...........................       (1,285)           1,285        0.100 - 4.250           2.15
  Exercised.........................           --             (134)       0.100 - 3.000           1.02
  Canceled..........................          430             (430)       0.750 - 5.375           2.08
                                           ------            -----
BALANCE AT DECEMBER 31, 2000........        1,361            3,279       $0.100 - 5.375         $ 2.18
                                           ======            =====

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                 --------------------------------------------------   ---------------------------------
                                      WEIGHTED
                   NUMBER OF          AVERAGE                           NUMBER OF
                     SHARES          REMAINING          WEIGHTED          SHARES
   RANGE OF       OUTSTANDING     CONTRACTUAL LIFE      AVERAGE        OUTSTANDING     WEIGHTED AVERAGE
EXERCISE PRICE   (IN THOUSANDS)      (IN YEARS)      EXERCISE PRICE   (IN THOUSANDS)    EXERCISE PRICE
--------------   --------------   ----------------   --------------   --------------   ----------------
 $0.10 - 0.15            4              2.0              $0.15                4             $0.15
  0.16 - 1.25        1,150              8.2               1.01              628              1.01
  1.26 - 2.00          567              7.1               1.68              435              1.77
  2.01 - 4.00        1,270              9.5               2.20               52              2.94
 $4.01 - 5.38          288              5.2               5.32              278              5.34
                     -----                                                -----
        Total        3,279              8.3              $1.96            1,397             $2.18
                     =====                                                =====

     Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value method. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option-pricing model. The minimum value method differs from the Black-Scholes option-pricing model because it does not consider the effect of expected volatility. The Company calculated the fair

                                 EUPHONIX, INC.

value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                  (IN THOUSANDS)
Risk-free rates.............................................  5.88%    6.44%    5.59%
Expected lives (in years)...................................     6        6        6
Dividend yield..............................................     0%       0%       0%
Expected volatility.........................................    83%      78%      90%

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $2.15, $0.93 and $0.94, respectively. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

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

     For the purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net loss..............................................  $(8,313)    $(6,329)    $(5,240)
                                                        -------     -------     -------
Net loss per share as adjusted, basic and diluted.....  $ (0.69)    $ (0.74)    $ (0.82)
                                                        -------     -------     -------
Pro forma net loss....................................  $(9,093)    $(7,213)    $(6,220)
                                                        -------     -------     -------
Pro forma net loss per share, basic and diluted.......  $ (0.76)    $ (0.84)    $ (0.97)
                                                        -------     -------     -------

NOTE 9 -- BENEFIT PLANS:

DEFINED CONTRIBUTION PLAN

     The Company has an employee 401(k) salary deferral plan (the "Plan") that allows voluntary contributions by all full-time U.S. employees. Eligible employees may contribute from 1% to 20% of their respective compensation. The Company does not contribute to the Plan.

NOTE 10 -- INCOME TAXES:

     No provision for federal and state income taxes was recorded for the years ended December 31, 2000, 1999 and 1998 as the Company incurred net operating losses during the period.

                                 EUPHONIX, INC.

     Deferred tax assets (liabilities) consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 6,632    $ 4,185
  Credit carryforwards...................................    1,144        862
  Capitalized research and development...................      518        514
  Reserves and other.....................................      713        737
                                                           -------    -------
          Deferred tax assets............................    9,007      6,298
Deferred tax liabilities.................................       --         --
                                                           -------    -------
Gross deferred tax asset.................................    9,007      6,298
Valuation allowance......................................   (9,007)    (6,298)
                                                           -------    -------
Net deferred tax assets..................................  $    --    $    --
                                                           =======    =======

     The deferred tax assets valuation allowance at December 31, 2000 and 1999 is attributable to federal and state deferred tax assets. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and the lack of carryback capacity to realize these assets. Based on this absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company's net deferred tax assets.

     Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Tax at federal statutory rate...............................  (34)%     (34)%     (34)%
State taxes.................................................   --        --        (6)%
Research and development credits............................   --        --       (10)%
Other.......................................................   --        --        (4)%
Beneficial conversion of note payable.......................    6%        3%       --
Non-recognition of tax benefit..............................   28%       31%       54%
                                                              ---       ---       ---
          Total.............................................   --        --        --
                                                              ===       ===       ===

     As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $18,487,000. The Company also had federal research and development tax credit carryforwards of approximately $637,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2005 through 2019, if not utilized.

NOTE 11 -- RELATED PARTY TRANSACTIONS:

     In February 2000, April 2000, September 2000 and December 2000, the Company issued convertible promissory notes with certain new and existing investors for $1,500,000, $800,000, $400,000 and $1,800,000, respectively (Note 4).

     In February 2000, in connection with the joint venture with Audio Export, the President of Audio Export purchased 240,000 shares of common stock for $300,000 (Note 3).

     In December 1999, the Company sold a System 5 digital console and R-1 multitrack recorder for $481,000 to Soundproof Studios, of which a shareholder is the majority owner.

                                 EUPHONIX, INC.

     In April 1999, the Company issued a convertible promissory note with certain new and existing investors for $2,000,000. As more fully described in
Note 7, in October 1999, the note was converted into 1,981,000 shares of common stock. In connection with this transaction, a director who had loaned $400,000, as part of the issuance of the note, converted his portion of the note into 395,741 shares of common stock. Onset Enterprises Associates III L.P. also participated in this convertible promissory note, and received 991,051 shares of common stock upon conversion of its portion of the note. The managing director of Onset Enterprises Associates III L.P. is also a director of the Company.

NOTE 12 -- CONCENTRATION OF OTHER RISKS:

PRODUCTS

     The Company has derived substantially all of its revenues to date from sales of its digitally controlled audio mixing console system. The Company expects that its ability to maintain or expand its current levels of revenues and profits, if any, in the future will depend upon, among other things, its success in selling its System 5 digital console and R-1 multitrack recorder, enhancing its System 5 digital system with features including new software and hardware add-ons and developing and marketing new products and features which meet new market demands and changing customer requirements on a timely basis.

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

CUSTOMERS

     The Company markets and sells its products primarily to a broad base of customers comprised of end-users and sales representatives. No one end-user or distributor constituted 10% or more of net revenues in 2000, 1999, and 1998.

EXPORT SALES

     If in the future, there should be a downturn in the music, post production (film and television) or broadcast industries, or in the economic conditions, the Company's business could be materially and adversely affected. With the exception of an increase in Japan sales in 2000, a substantial decline in export sales has occurred in Europe over the last three years and Japan in 1999 and 1998. With the exception of sales to customers through the Japanese subsidiary, sales in all foreign countries are denominated in U.S. dollars. Sales through the Japanese subsidiary are denominated in Yen.

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

                                 EUPHONIX, INC.

single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with such suppliers.

NOTE 13 -- SEGMENT DISCLOSURES:

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

     The Company markets its products in the United States and in foreign countries through its sales personnel, sales representatives and distributors. The Company's geographic information is as follows:

REVENUES

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
United States.........................................  $ 9,520    $ 9,196    $ 8,903
Export:
  Japan...............................................    2,515      1,594      3,361
  Others..............................................    3,804      3,016      3,350
                                                        -------    -------    -------
                                                        $15,839    $13,806    $15,614
                                                        -------    -------    -------

LONG-LIVED ASSETS

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
United States...............................................  $1,614    $1,772
Other.......................................................      35       198
                                                              ------    ------
                                                              $1,649    $1,970
                                                              ------    ------

NOTE 14 -- SUBSEQUENT EVENTS:

     In March 2001, the Company issued convertible promissory notes to existing investors under which the Company borrowed $3,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature which allows the holder to convert the principal plus interest into common stock of the Company at a rate of $0.75 per share at any time after the shareholders of the Company approve the notes. The Company also issued 350,000 shares of common stock to these investors in return for their commitment to loan $3,500,000 to the Company.

     In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest of the notes executed in July 1999, April 2000, September 2000 and December 2000 until March 31, 2002. To the extent that the Company has obtained, or will obtain in 2001, stockholder approval for the notes, such notes are convertible into common stock of the Company pursuant to the terms of the notes.

                                 EUPHONIX, INC.

NOTE 15 -- QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2000. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

     The Company's business is not seasonal; therefore year-over-year quarterly comparisons of the Company's results of operations may not be as meaningful as the sequential quarterly comparisons set forth below which tend to reflect the cyclical activity of the business as a whole. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

     As discussed in Note 1, the Company changed its accounting method for revenue recognition in the fourth quarter of the year ended December 31, 2000, effective January 1, 2000. Accordingly, the following unaudited quarterly consolidated financial data for the first three quarters of the year ended December 31, 2000 have been restated to reflect the impact of the change in accounting method as if adopted on January 1, 2000.

                                      FIRST QUARTER ENDED                  SECOND QUARTER ENDED
                                         MARCH 31, 2000                       JUNE 30, 2000
                               ----------------------------------   ----------------------------------
                                   AS                                   AS
                               PREVIOUSLY                   AS      PREVIOUSLY                   AS
                                REPORTED    ADJUSTMENT   RESTATED    REPORTED    ADJUSTMENT   RESTATED
                               ----------   ----------   --------   ----------   ----------   --------
Revenues.....................   $ 2,835      $(1,000)    $ 1,835     $ 4,241        $(33)     $ 4,208
                                -------      -------     -------     -------        ----      -------
Gross margin.................       760         (664)         96       1,488         (34)       1,454
                                -------      -------     -------     -------        ----      -------
Loss before cumulative effect
  of change in accounting
  principle..................    (3,198)        (664)     (3,862)     (1,434)        (34)      (1,468)
Cumulative effect of a change
  in accounting principle....        --           --          --          --          --           --
                                -------      -------     -------     -------        ----      -------
Net Loss.....................   $(3,198)     $  (664)    $(3,862)    $(1,434)       $(34)     $(1,468)
                                -------      -------     -------     -------        ----      -------
Basic and diluted loss per
  share:
Loss before cumulative effect
  of a change in accounting
  principle..................   $ (0.27)                 $ (0.33)    $ (0.12)                 $ (0.12)
Adjustment for effect of a
  change in accounting
  principle..................
Basic and diluted loss per
  share as adjusted..........   $ (0.27)                 $ (0.33)    $ (0.12)                 $ (0.12)
                                -------                  -------     -------                  -------
Shares used in computing
  basic and diluted net loss
  per share..................    11,719                   11,719      12,021                   12,021
                                -------                  -------     -------                  -------

                                                                       FOURTH
                                                                      QUARTER
                                      THIRD QUARTER ENDED              ENDED
                                       SEPTEMBER 30, 2000           DECEMBER 31,
                               ----------------------------------       2000        TOTAL
                                   AS                               ------------   --------
                               PREVIOUSLY                   AS           AS           AS
                                REPORTED    ADJUSTMENT   RESTATED     REPORTED     REPORTED
                               ----------   ----------   --------   ------------   --------
Revenues.....................   $ 3,568       $1,026     $ 4,594      $ 5,202      $15,839
                                -------       ------     -------      -------      -------
Gross margin.................       934          702       1,636        1,790        4,976
                                -------       ------     -------      -------      -------
Loss before cumulative effect
  of change in accounting
  principle..................    (1,614)         702        (912)      (1,912)      (8,154)
Cumulative effect of a change
  in accounting principle....        --           --          --           --         (159)*
                                -------       ------     -------      -------      -------
Net Loss.....................   $(1,614)      $  702     $  (912)     $(1,912)     $(8,313)*
                                -------       ------     -------      -------      -------
Basic and diluted loss per
  share:
Loss before cumulative effect
  of a change in accounting
  principle..................   $ (0.13)                 $ (0.08)     $ (0.16)     $ (0.68)
Adjustment for effect of a
  change in accounting
  principle..................                                                        (0.01)
                                                                                   -------
Basic and diluted loss per
  share as adjusted..........   $ (0.13)                 $ (0.08)     $ (0.16)     $ (0.69)
                                -------                  -------      -------      -------
Shares used in computing
  basic and diluted net loss
  per share..................    12,158                   12,158       12,184       12,021
                                -------                  -------      -------      -------

---------------
* The cumulative effect arose as a result of deferring $289,000 of revenues and related cost of revenues of $130,000, which was originally recorded in the fourth quarter of 1999.

AS PREVIOUSLY REPORTED:

                                                                       QUARTERS ENDED
                                              -----------------------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                1999         1999          1999             1999         TOTAL
                                              ---------    --------    -------------    ------------    -------
Revenues....................................   $ 2,159     $ 2,861        $ 3,764         $ 5,022       $13,806
Gross margin................................       397       1,033          1,581           2,686         5,697
Net loss....................................    (2,584)     (1,695)        (1,279)           (771)       (6,329)
Basic and diluted loss per share............   $ (0.34)    $ (0.21)       $ (0.16)        $ (0.07)      $ (0.74)
Shares used in computing basic and diluted
  net loss per share........................     7,589       7,956          7,956          10,660         8,541

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the Proxy Statement. In addition, please see the section entitled
"Management -- Executive Officers" in Part I, Item 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information requested by this Item is incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information requested by this Item is incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 10-K.

     (a) DOCUMENTS FILED AS PART OF THIS REPORT.

          1. FINANCIAL STATEMENTS.

          The financial statements of the Company as set forth under Item 8 of this Annual Report on Form 10-K are presented herein at the pages noted and are incorporated herein by reference.

Report of Independent Accountants...........................   27
Report of Independent Auditors..............................   28
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   29
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   30
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   32
Notes to Consolidated Financial Statements as of and for the
  years ended December 31, 2000 and 1999....................   33

          The following financial statements were audited by PricewaterhouseCoopers LLP:

        - Consolidated Balance Sheets as of December 31, 2000 and 1999

        - Consolidated Statements of Operations for each of the years ended December 31, 2000 and December 31, 1999

        - Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 2000 and December 31, 1999

        - Consolidated Statements of Cash Flows for each of the years ended December 31, 2000 and December 31, 1999

        - Notes to Consolidated Financial Statements as of and for the year ended December 31, 2000 and 1999

          The following financial statements were audited by Ernst & Young LLP:

        - Consolidated Statement of Operations for the year ended December 31, 1998

        - Consolidated Statement of Shareholders' Equity for the year ended December 31, 1998

        - Consolidated Statement of Cash Flows for the year ended December 31, 1998

        - Notes to Consolidated Financial Statements as of and for the year ended December 31, 1998

        2. FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        3. EXHIBITS

          The exhibits set forth below, and listed on the accompanying index to exhibits, are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
    --------                     -----------------------
     3.1(1)    Amended and Restated Articles of Incorporation of the
               Registrant.
     3.2(1)    Bylaws of the Registrant.
    10.1(1)    Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2(3)    1990 Stock Plan and forms of stock option agreement and
               restricted stock purchase agreement thereunder.
    10.3(1)    1995 Performance Based Stock Option Plan and form of stock option Agreement thereunder.
    10.4(1)    1995 New Director Option Plan and form of stock option
               agreement thereunder.
    10.5(4)    1997 Nonstatutory Stock Option Plan and form of stock option agreement thereunder.
    10.6(7)    1999 Stock Option Plan and from of agreements thereunder.
    10.7       2000 Nonstatutory Stock Option Plan.
    10.8       Stock Option Agreement dated October 2, 2000, by and between the Registrant and Steven W. Vining.
    10.9       Employment Agreement dated October 2, 2000, by and between the Registrant and Steven W. Vining.
    10.10(1)   Modification Agreement dated November 6, 1991, among the
               Registrant and certain shareholders of the Registrant.
    10.11(1)   Credit Agreement dated September 30, 1994 between the
               Registrant and Bank of the West, as amended.
    10.12(1)   Lease Agreement dated December 31, 1990, as amended May 14,
               1993, by and between the Registrant and El Camino Center.
    10.13(2)   Agreement and Plan of Reorganization dated January 15, 1996 by and among the Registrant, Spectral, Incorporated,
               Euphonix Acquisition Corporation and certain shareholders of
               Spectral, Incorporated.
    10.14(6)   Common Stock Purchase Agreement dated January 26, 1999, by and between the Registrant and Dieter Meier and Stephen D.
               Jackson.
    10.15(6)   Registration Rights Agreement dated January 26, 1999, by and between the Registrant and Dieter Meier and Stephen D.
               Jackson.
    10.16(5)   Secured Promissory Note dated April 23, 1999, by and between the Registrant and Onset Enterprise Associates, Milton M.T.
               Chang, Dieter Meier, Stephen D. Jackson and Pegasus Capital
               II, L.P.
    10.17(7)   Secured Promissory Note dated July 30, 1999, by and between the Registrant and Taurean Investments AG and Pegasus
               Capital II, L.P.

    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
    --------                     -----------------------
    10.18(7)   First Amendment dated October 11, 1999 to Common Stock
               Purchase Agreement dated January 26, 1999, by and between
               the Registrant and Onset Enterprise Associates, Linda
               Wei-Lee Chang 1998 Trust, Michael Minhall Chang 1998 Trust,
               Milton M.T. Chang, Scott Silfvast, Amy Silfvast and Onset
               Enterprise Associates.
    10.19(7)   First Amendment dated October 11, 1999 to Registration
               Rights Agreement dated January 26, 1999, by and between the
               Registrant and Dieter Meier, Stephen D. Jackson, Dieter
               Meier, Stephen D. Jackson and Pegasus Capital II, L.P. and
               purchasers thereunder.
    10.20(7)   Common Stock Purchase Agreement dated November 9, 1999, by and between the Registrant and Dieter Meier, Onset
               Enterprise Associates III, LP, Stephen D. Jackson and Walter
               Bosch.
    10.21(7)   Registration Rights Agreement dated November 9, 1999, by and between the Registrant and Dieter Meier, Onset Enterprise
               Associates III, LP, Stephen D. Jackson and Walter Bosch.
    10.22      Common Stock Purchase Agreement dated February 18, 2000, by and between the Registrant and Willy Gunther.
    10.23      Registration Rights Agreement dated February 18, 2000, by
               and between the Registrant and Willy Gunther.
    10.24      Secured Promissory Note dated February 22, 2000, by and
               between the Registrant and Dieter Meier, Walter Bosch,
               Stephen D. Jackson and Milton Chang and Onset Ventures.
    10.25      Registration Rights Agreement dated February 22, 2000, by
               and between the Registrant and Dieter Meier, Walter Bosch,
               Stephen D. Jackson and Milton Chang and Onset Ventures.
    10.26      Voting Agreement dated February 22, 2000, by and between the
               Registrant and James Dobbie, Scott Silfvast and Barry
               Margerum.
    10.27      Subordination Agreement dated February 22, 2000, by and
               between Taurean Investments AG and Pegasus Capital II, LP, on the one hand, and Dieter Meier, Walter Bosch, Stephen D.
               Jackson and Milton Chang and Onset Ventures, on the other
               hand.
    10.28      Secured Promissory Note dated April 14, 2000, by and between the Registrant and Dieter Meier, Walter Bosch and Onset
               Ventures.
    10.29      Registration Rights Agreement dated April 14, 2000, by and between the Registrant and Dieter Meier, Walter Bosch and
               Onset Ventures.
    10.30      Subordination Agreement dated April 14, 2000, by and among
               Taurean Investments AG, Pegasus Capital II, LP, Dieter
               Meier, Walter Bosch, Stephen D. Jackson and Milton Chang and
               Onset Ventures, on the one hand, and Dieter Meier, Walter
               Bosch and Onset Ventures, on the other hand.
    10.31      Common Stock Purchase Agreement dated June 1, 2000, by and between the Registrant and Dieter Meier and Walter Bosch.
    10.32      Registration Rights Agreement dated June 1, 2000, by and
               between the Registrant and Dieter Meier and Walter Bosch.
    10.33      Secured Promissory Note dated September 7, 2000, by and
               between the Registrant and Walter Bosch.
    10.34      Form of Registration Rights Agreement to be executed upon
               conversion of the Secured Promissory Note dated September 7,
               2000, by and between the Registrant and Walter Bosch.
    10.35      Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated September 7, 2000, by and between the Registrant and Walter Bosch.
    10.36      Secured Promissory Note dated December 29, 2000, by and
               between the Registrant and Dieter Meier, Walter Bosch,
               Stephen and Kathryn Jackson as Trustees of the Jackson Trust
               dated 5/31/2000, Onset Enterprise Associates, L.P. and Onset
               Enterprise Associates III, L.P.
    10.37      Form of Registration Rights Agreement to be executed upon
               conversion of the Secured Promissory Note dated December 29,
               2000, by and between the Registrant and Dieter Meier, Walter
               Bosch, Stephen and Kathryn Jackson as Trustees of the
               Jackson Trust dated 5/31/2000, Onset Enterprise Associates,
               L.P. and Onset Enterprise Associates III, L.P.

    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
    --------                     -----------------------
    10.38      Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated December 29, 2000, by and between the Registrant and Dieter Meier, Walter Bosch,
               Stephen and Kathryn Jackson as Trustees of the Jackson Trust
               dated 5/31/2000, Onset Enterprise Associates, L.P. and Onset
               Enterprise Associates III, L.P.
    10.39      Amendment dated January 12, 2001 to the Secured Promissory
               Note dated April 14, 2000, by and among the Registrant and
               Dieter Meier, Walter Bosch and Onset Ventures.
    23.1       Consent of PricewaterhouseCoopers, LLP, Independent
               Accountants.
    23.2       Consent of Ernst & Young LLP, Independent Auditors.
    24.1       Power of Attorney (see page 53).

---------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.

(2) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 8-K filed on February 7, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on From S-8 (File No. 333-17545), effective December 10, 1996.

(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-68425), effective December 4, 1998.

(5) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K filed on April 26, 1999.

(6) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K/A filed on May 10, 1999.

(7) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K filed on March 30, 2000.

     (b) REPORTS ON FORM 8-K

     The Company filed one report on Form 8-K on October 27, 2000, which was during the last quarter of the period covered by this report. The Company disclosed that effective as of September 29, 2000, James Dobbie resigned as the Company's Chief Executive Officer and resigned from the Board of Directors in order to retire. The Company also disclosed that effective as of October 2, 2000, Euphonix hired Steve Vining as Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 28th day of March, 2001.

                                          EUPHONIX, INC.

                                          By:       /s/ STEVEN VINING

                                            ------------------------------------
                                                       Steven Vining
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dieter Meier and Steven Vining, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----

             /s/ DIETER MEIER                               Chairman                   March 28, 2001
------------------------------------------
               Dieter Meier

           /s/ STEVEN W. VINING               Chief Executive Officer and Director     March 28, 2001
------------------------------------------     (Principal Executive and Financial
             Steven W. Vining                               Officer)

          /s/ SCOTT W. SILFVAST                Chief Product Officer and Director      March 28, 2001
------------------------------------------
            Scott W. Silfvast

             /s/ WALTER BOSCH                               Director                   March 28, 2001
------------------------------------------
               Walter Bosch

           /s/ STEPHEN JACKSON                              Director                   March 28, 2001
------------------------------------------
             Stephen Jackson

          /s/ ROBERT F. KUHLING                             Director                   March 28, 2001
------------------------------------------
            Robert F. Kuhling

           /s/ HARRIET N. DIETZ                            Controller                  March 28, 2001
------------------------------------------       (Principal Accounting Officer)
             Harriet N. Dietz

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
--------                     -----------------------
 3.1(1)    Amended and Restated Articles of Incorporation of the
           Registrant.
 3.2(1)    Bylaws of the Registrant.
10.1(1)    Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)    1990 Stock Plan and forms of stock option agreement and
           restricted stock purchase agreement thereunder.
10.3(1)    1995 Performance Based Stock Option Plan and form of stock option Agreement thereunder.
10.4(1)    1995 New Director Option Plan and form of stock option
           agreement thereunder.
10.5(4)    1997 Nonstatutory Stock Option Plan and form of stock option agreement thereunder.
10.6(7)    1999 Stock Option Plan and from of agreements thereunder.
10.7       2000 Nonstatutory Stock Option Plan.
10.8       Stock Option Agreement dated October 2, 2000, by and between the Registrant and Steven W. Vining.
10.9       Employment Agreement dated October 2, 2000, by and between the Registrant and Steven W. Vining.
10.10(1)   Modification Agreement dated November 6, 1991, among the
           Registrant and certain shareholders of the Registrant.
10.11(1)   Credit Agreement dated September 30, 1994 between the
           Registrant and Bank of the West, as amended.
10.12(1)   Lease Agreement dated December 31, 1990, as amended May 14,
           1993, by and between the Registrant and El Camino Center.
10.13(2)   Agreement and Plan of Reorganization dated January 15, 1996 by and among the Registrant, Spectral, Incorporated,
           Euphonix Acquisition Corporation and certain shareholders of
           Spectral, Incorporated.
10.14(6)   Common Stock Purchase Agreement dated January 26, 1999, by and between the Registrant and Dieter Meier and Stephen D.
           Jackson.
10.15(6)   Registration Rights Agreement dated January 26, 1999, by and between the Registrant and Dieter Meier and Stephen D.
           Jackson.
10.16(5)   Secured Promissory Note dated April 23, 1999, by and between the Registrant and Onset Enterprise Associates, Milton M.T.
           Chang, Dieter Meier, Stephen D. Jackson and Pegasus Capital
           II, L.P.
10.17(7)   Secured Promissory Note dated July 30, 1999, by and between the Registrant and Taurean Investments AG and Pegasus
           Capital II, L.P.
10.18(7)   First Amendment dated October 11, 1999 to Common Stock
           Purchase Agreement dated January 26, 1999, by and between
           the Registrant and Onset Enterprise Associates, Linda
           Wei-Lee Chang 1998 Trust, Michael Minhall Chang 1998 Trust,
           Milton M.T. Chang, Scott Silfvast, Amy Silfvast and Onset
           Enterprise Associates.
10.19(7)   First Amendment dated October 11, 1999 to Registration
           Rights Agreement dated January 26, 1999, by and between the
           Registrant and Dieter Meier, Stephen D. Jackson, Dieter
           Meier, Stephen D. Jackson and Pegasus Capital II, L.P. and
           purchasers thereunder.
10.20(7)   Common Stock Purchase Agreement dated November 9, 1999, by and between the Registrant and Dieter Meier, Onset
           Enterprise Associates III, LP, Stephen D. Jackson and Walter
           Bosch.
10.21(7)   Registration Rights Agreement dated November 9, 1999, by and between the Registrant and Dieter Meier, Onset Enterprise
           Associates III, LP, Stephen D. Jackson and Walter Bosch.
10.22      Common Stock Purchase Agreement dated February 18, 2000, by and between the Registrant and Willy Gunther.
10.23      Registration Rights Agreement dated February 18, 2000, by
           and between the Registrant and Willy Gunther.
10.24      Secured Promissory Note dated February 22, 2000, by and
           between the Registrant and Dieter Meier, Walter Bosch,
           Stephen D. Jackson and Milton Chang and Onset Ventures.

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
--------                     -----------------------
10.25      Registration Rights Agreement dated February 22, 2000, by
           and between the Registrant and Dieter Meier, Walter Bosch,
           Stephen D. Jackson and Milton Chang and Onset Ventures.
10.26      Voting Agreement dated February 22, 2000, by and between the
           Registrant and James Dobbie, Scott Silfvast and Barry
           Margerum.
10.27      Subordination Agreement dated February 22, 2000, by and
           between Taurean Investments AG and Pegasus Capital II, LP, on the one hand, and Dieter Meier, Walter Bosch, Stephen D.
           Jackson and Milton Chang and Onset Ventures, on the other
           hand.
10.28      Secured Promissory Note dated April 14, 2000, by and between the Registrant and Dieter Meier, Walter Bosch and Onset
           Ventures.
10.29      Registration Rights Agreement dated April 14, 2000, by and between the Registrant and Dieter Meier, Walter Bosch and
           Onset Ventures.
10.30      Subordination Agreement dated April 14, 2000, by and among
           Taurean Investments AG, Pegasus Capital II, LP, Dieter
           Meier, Walter Bosch, Stephen D. Jackson and Milton Chang and
           Onset Ventures, on the one hand, and Dieter Meier, Walter
           Bosch and Onset Ventures, on the other hand.
10.31      Common Stock Purchase Agreement dated June 1, 2000, by and between the Registrant and Dieter Meier and Walter Bosch.
10.32      Registration Rights Agreement dated June 1, 2000, by and
           between the Registrant and Dieter Meier and Walter Bosch.
10.33      Secured Promissory Note dated September 7, 2000, by and
           between the Registrant and Walter Bosch.
10.34      Form of Registration Rights Agreement to be executed upon
           conversion of the Secured Promissory Note dated September 7,
           2000, by and between the Registrant and Walter Bosch.
10.35      Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated September 7, 2000, by and between the Registrant and Walter Bosch.
10.36      Secured Promissory Note dated December 29, 2000, by and
           between the Registrant and Dieter Meier, Walter Bosch,
           Stephen and Kathryn Jackson as Trustees of the Jackson Trust
           dated 5/31/2000, Onset Enterprise Associates, L.P. and Onset
           Enterprise Associates III, L.P.
10.37      Form of Registration Rights Agreement to be executed upon
           conversion of the Secured Promissory Note dated December 29,
           2000, by and between the Registrant and Dieter Meier, Walter
           Bosch, Stephen and Kathryn Jackson as Trustees of the
           Jackson Trust dated 5/31/2000, Onset Enterprise Associates,
           L.P. and Onset Enterprise Associates III, L.P.
10.38      Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated December 29, 2000, by and between the Registrant and Dieter Meier, Walter Bosch,
           Stephen and Kathryn Jackson as Trustees of the Jackson Trust
           dated 5/31/2000, Onset Enterprise Associates, L.P. and Onset
           Enterprise Associates III, L.P.
10.39      Amendment dated January 12, 2001 to the Secured Promissory
           Note dated April 14, 2000, by and among the Registrant and
           Dieter Meier, Walter Bosch and Onset Ventures.
23.1       Consent of PricewaterhouseCoopers, LLP, Independent
           Accountants.
23.2       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney (see page 53).

---------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.

(2) Incorporated by reference to the exhibit filed with the Registrant's current report on Form 8-K filed on February 7, 1996.

(3) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on From S-8 (File No. 333-17545), effective December 10, 1996.

(4) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-68425), effective December 4, 1998.

(5) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K filed on April 26, 1999.

(6) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K/A filed on May 10, 1999.

(7) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K filed on March 30, 2000.