Form 10-Q
period 2001-03-31
EUPHONIX INC \CA\
filed 2001-05-15
CIK 948640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 12,551,470 ($0.001 par value).

================================================================================

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION...................................................................1


Item 1. Condensed Consolidated Financial Statements..............................................1

        Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
               2000..............................................................................1
        Condensed Consolidated Statements of Operations for the three months ended
               March 31, 2001 and 2000...........................................................2
        Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000...........................................................3
        Notes to Condensed Consolidated Financial Statements.....................................4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations...............................................................................9


Item 3.  Quantitative And Qualitative Disclosures About Market Risk.............................16


PART II.  OTHER INFORMATION.....................................................................17


Item 2.  Changes in Securities and Use of Proceeds..............................................17


Item 6.  Exhibits and Reports on Form 8-K.......................................................17


Signatures......................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             MARCH 31,          DECEMBER 31,
                                                                               2001                 2000
                                                                             ---------          ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................            $  2,427             $    587
   Accounts receivable (net of allowance for doubtful
   accounts of $131 in 2001 and $141 in 2000)....................                 926                2,389
   Inventories ..................................................               7,417                6,969
   Prepaid expenses and other current assets ....................                 713                  406
                                                                             --------             --------
      Total current assets ......................................              11,483               10,351
Property and equipment, net .....................................               1,024                1,127
Deposits and other assets .......................................                 449                  522
                                                                             --------             --------
         Total assets ...........................................            $ 12,956             $ 12,000
                                                                             ========             ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable .............................................            $  2,306             $  1,841
   Accrued liabilities ..........................................               1,361                1,174
   Short term note payable ......................................               1,662                   --
   Deferred revenue .............................................                 488                  374
   Customer deposits ............................................                 897                  860
                                                                             --------             --------
      Total current liabilities .................................               6,714                4,249
   Notes payable ................................................               6,260                6,531
                                                                             --------             --------
   Total Liabilities ............................................              12,974               10,780
                                                                             --------             --------
Contingencies (Note 3)
Shareholders' equity (deficit):
Common stock, $0.001 par value: 20,000,000 authorized ...........                  12                   12
   shares, 12,548,000 and 12,190,099 shares issued and
   outstanding in 2001 and 2000, respectively
   Additional paid-in capital ...................................              24,553               24,191
   Unearned compensation ........................................                 (39)                 (53)
   Accumulated other comprehensive income .......................                  37                   42
   Accumulated deficit ..........................................             (24,581)             (22,972)
                                                                             --------             --------
   Total shareholders' (deficit) equity .........................                 (18)               1,220
                                                                             --------             --------
      Total liabilities and shareholders' (deficit) equity ......            $ 12,956             $ 12,000
                                                                             ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EUPHONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------------------
                                                                                2001                     2000
                                                                             ------------             ------------
Net revenues ....................................................            $      4,634             $      1,835
Cost of revenues ................................................                   2,899                    1,739
                                                                             ------------             ------------
Gross margin ....................................................                   1,735                       96
                                                                             ------------             ------------

Operating expenses:
   Research and development .....................................                     896                      909
   Sales and marketing ..........................................                   1,404                    1,292
   General and administrative ...................................                     690                      359
                                                                             ------------             ------------
Total operating expenses ........................................                   2,990                    2,560
                                                                             ------------             ------------

Operating loss ..................................................                  (1,255)                  (2,464)
Other income/(expense), net .....................................                    (314)                  (1,398)
                                                                             ------------             ------------

Loss before equity in net loss of investee ......................                  (1,569)                  (3,862)
Equity in net loss of investee ..................................                     (40)                      --
                                                                             ------------             ------------
Net loss ........................................................            $     (1,609)            $     (3,862)
                                                                             ============             ============

Basic and diluted net loss per share ............................            $      (0.13)            $      (0.33)
                                                                             ============             ============

Shares used in computing net loss per share, basic and
   diluted ......................................................              12,254,771               11,718,564
                                                                             ============             ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EUPHONIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------
                                                                              2001                2000
                                                                             -------             -------
Cash flows from operating activities:
Net loss ........................................................            $(1,609)            $(3,862)
                                                                             -------             -------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization ................................                165                 176
   Loss on disposal of fixed assets .............................                  4                  30
   Allowance for doubtful accounts ..............................                (10)                  8
   Beneficial conversion on convertible note
   payable ......................................................                 --               1,279
   Interest accrued on notes payable ............................                142                  53
   Amortization of deferred compensation ........................                 16                  57

Changes in assets and liabilities:
   Accounts receivable ..........................................              1,473                  (3)
   Inventory ....................................................               (448)                 65
   Prepaid expenses and other assets (including
   current) .....................................................                 97                (195)
   Accounts payable .............................................                464                 106
   Accrued liabilities ..........................................                181                (121)
   Deferred revenue .............................................                114                 716
   Customer deposits ............................................                 37                 (50)
                                                                             -------             -------
Total adjustments ...............................................              2,235               2,122
                                                                                                 -------

Net cash provided by (used in) operating activities .............                626               1,740
                                                                             -------             -------

Cash flows from investing activities:
Purchase of property and equipment ..............................                (36)                (33)
                                                                             -------             -------
Net cash used in investing activities ...........................                (36)                (33)
                                                                             -------             -------

Cash flows from financing activities:
Proceeds from issuance of convertible notes .....................              1,250               1,500
Proceeds from sale of common stock ..............................                 --                 300
Proceeds from exercise of stock options .........................                 --                  42
                                                                             -------             -------
Net cash provided from financing ................................              1,250               1,842
                                                                             -------             -------

Net increase  in cash and cash equivalents ......................              1,840                  69
Cash and cash equivalents at beginning of period ................                587                 838
                                                                             -------             -------
Cash and cash equivalents at end of period ......................            $ 2,427             $   907
                                                                             =======             =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EUPHONIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

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

BASIS OF PRESENTATION

        The accompanying financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 28, 2001. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000 have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

RECLASSIFICATIONS

        Certain amounts from the previous periods have been reclassified to conform with the current period presentation.

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

        The effect of the retroactive application for the quarter ended March 31, 2000 is as follows:

                                                                                           FIRST QUARTER ENDED
                                                                                               MARCH 31, 2000
                                                                             ----------------------------------------------------
                                                                               AS
                                                                           PREVIOUSLY
                                                                             REPORTED            ADJUSTMENT           AS RESTATED
                                                                             --------            ----------           -----------
Revenue .........................................................            $  2,835             $ (1,000)            $  1,835
                                                                             --------                                  --------
Gross margin ....................................................            $    760             $   (664)            $     96
                                                                             --------                                  --------
Net loss ........................................................            $ (3,198)            $   (664)            $ (3,862)
                                                                             ========                                  ========
Basic and diluted loss per share ................................            $  (0.27)                                 $  (0.33)
                                                                             ========                                  ========
Shares used in computing basic and diluted net loss per
   share ........................................................              11,719                                    11,719
                                                                             ========                                  ========

RECENTLY ISSUED ACCOUNTING  PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company adopted SFAS No. 133 January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

        (a)    Inventories:

                                                            MARCH 31, 2001         DECEMBER 31, 2000
                                                            --------------         -----------------
               Raw materials.........................           $  1,901               $  2,474
               Work-in-process.......................              1,567                  1,084
               Finished goods........................              3,949                  3,411
                                                                --------               --------
                                                                $  7,417               $  6,969
                                                                ========               ========

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


        (b) Accrued liabilities:

                                                           MARCH 31, 2001       DECEMBER 31, 2000
                                                           --------------       -----------------
               Accrued compensation and related......           $    464               $    445
               Accrued warranty......................                264                    265
               Accrued commissions...................                 92                     91
               Sales tax payable.....................                133                    149
               Other.................................                408                    224
                                                                --------               --------
                                                                $  1,361               $  1,174
                                                                ========               ========

        (c) Convertible notes payable:

        In July 1999, the Company executed a promissory note with an existing investor and other parties under which the Company was authorized to draw up to $2,100,000 through October 31, 1999. The note accrues interest at 7.75% per annum with principal and accrued interest due at July 30, 2001. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $0.75 per share. At the date of issuance of the note, the quoted market price of the Company's common stock was $0.969 per share, resulting in a beneficial conversion feature charge in the amount of $613,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002. On April 15, 2001, the Company and the investors agreed to convert the principal and accrued interest into 3,168,267 shares of common stock of the Company. See "Note 4 -- Subsequent Events."

        In February 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2002. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $2.531 per share. In addition, this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's common stock was $2.531 per share, resulting in a beneficial conversion feature in the amount of $1,279,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense at the time the notes were issued in February 2000.

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

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


        In September 2000, the Company executed a promissory note with an existing investor under which the Company borrowed $400,000. The note accrues interest at 8% per annum with principal and accrued interest due on July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $2.3562 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 181,988 shares of common stock at a rate of $2.3562 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before September 7, 2005. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

        In December 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,800,000. The notes accrue interest at 8% per annum with principal and accrued interest due on July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $1.26 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,502,963 shares of common stock at a rate of $1.26 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before December 29, 2005. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

        In March 2001, the Company issued convertible promissory notes to existing investors under which the Company may borrow up to $3,500,000 in 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature which allows the holder to convert the principal and accrued interest into common stock of the Company at a rate of $0.75 per share at any time after the shareholders of the Company approve the notes. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date. The Company also issued 350,000 shares of common stock to these investors in return for their agreement to loan $3,500,000 to the Company. The commitment fee was valued at the fair market value on the date of issuance of the shares and was treated as being a deferred cost at March 15, 2001 and is amortized over twelve months. As of March 31, 2001, $750,000 was drawn down. After that in May 2001, an additional $804,000 was drawn down. The remaining amount to draw down is $1,946,000.

NOTE 3 -- CONTINGENCIES

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

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


NOTE 4 -- SUBSEQUENT EVENTS

        On April 15, 2001, the investors in the July 1999 promissory note agreed to convert the entire amount of the principal of $2.1 million and accrued interest outstanding of $276,201 into 3,168,267 shares of our common stock at the price of $0.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements, among others, concerning: whether our cash and cash equivalents will be sufficient to meet our anticipated need for working capital and capital expenditures through the end of 2001; and the impact of SFAS No. 133 on our financial position. Our results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Results of Operations and Financial Condition."

RESULTS OF OPERATIONS

Net Revenues

        Net revenues were $4.6 million in the first quarter in 2001 up from $1.8 million in the first quarter of 2000, representing an increase of 152.5%. The increase in our net revenues for the first quarter of 2001, as compared to the first quarter of 2000, resulted primarily from increased unit sales of System 5 all digital mixing consoles in the first quarter of 2001 into the film/post-production and broadcast segments of the market.

        International sales accounted for 47.2% of our first quarter 2001 revenues, compared to 37.3% in the first quarter of 2000. International sales increased by approximately $1.5 million, or 219.7% in the first quarter of 2001, as compared to 2000. The increase in international sales in 2001, as compared to the similar period in 2000, reflected higher sales in Japan and Canada in the first quarter of 2001.

Gross Margin

        Gross margins increased to 37.4% in the first quarter of 2001 as compared to 5.2% in the first quarter of 2000. The increase in gross margin was primarily due to an increase in System 5 digital mixing console shipments which carry a higher gross margin than the CS3000 (which was mainly sold in Q1 2000) in the first quarter of 2001, as compared to the first quarter of 2000.

Research and Development Expenses

        Research and development expenses remained approximately the same in the first quarter of 2001, as compared to the first quarter of 2000. As a percentage of revenues, research and development expenses decreased to 19.3% in the first quarter of 2001, down from 49.5% in the first quarter of 2000. The decrease was attributable primarily to higher revenues in the first quarter of 2001 as compared to 2000.

Sales and Marketing Expenses

        Sales and marketing expenses increased by approximately $112,000 in the first quarter of 2001 as compared to the same period in 2000. This increase was primarily due to increased expenditures on product marketing by increasing advertising expenditures and adding personnel and consultants. The increases were partially offset by the reduction in costs due to the realization of savings relating to the joint venture with Audio Export. As a percentage of revenues, marketing and selling expenses decreased to 30.3% in the first quarter of 2001, as compared to 70.4% in the first quarter of 2000. The percentage decrease in marketing and selling expenses was due primarily to higher revenues in the first quarter of 2001, as compared to the same period in 2000.

General and Administrative Expenses

        General and administrative expenses increased by $0.3 million, or 92.2%, in the first quarter of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses decreased to 14.9% in the first quarter of 2001, as compared to 19.6% in the first quarter of 2000. The dollar increase in the first quarter of 2001 was primarily due to higher salary and benefits, additional personnel and bad debt expense. As compared to the first quarter of 2000, the percentage decrease is attributable to higher revenues in the first quarter in 2001.

Other income/(expense), net

        Other income/(expense) charges were $0.3 million in the first quarter of 2001, as compared to $1.4 million in the first quarter of 2000. This represented a decrease of 77.5% in 2001 as compared to 2000. Interest expense for 2000 included a charge of $1.3 million related to the beneficial conversion feature associated with the convertible promissory note and associated warrants issued on February 22, 2000.

Provision/(benefit) for Income Taxes

        No provision for federal and state income taxes was recorded for the first quarter in 2001 and 2000 as we incurred net losses during the period.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily through cash flows from operations and the private sale of equity and debt securities. For the first quarter ended March 31, 2001, cash and cash equivalents increased by $1.8 million to approximately $2.4 million. In addition, during this period working capital decreased by $1.3 million to approximately $4.8 million.

        Our operating activities provided cash of approximately $0.6 million in the first quarter of 2001, and used cash of $1.7 million in the same period in 2000. Cash provided by operating activities for 2001 was comprised primarily of a decrease in accounts receivable offset by a net loss. Cash used in operating activities for the first quarter of 2000 was comprised primarily of net loss offset partially by an increase in the beneficial conversion feature on notes payable.

        Our investing activities used cash of $36,000 in the first quarter of 2001 and $33,000 in the same period in 2000 due to the purchase of property and equipment.

        Our financing activities provided $1.3 million in the first quarter of 2001 and $1.8 million in the first quarter of 2000. We received proceeds from the issuance of convertible notes in the first quarter of 2001 of $0.5 million from the December 2000 note and $0.8 million from the March 2001 note, as compared to $1.5 million in the first quarter of 2000. Proceeds from the sale of common stock were $0.3 million in the first quarter of 2000.

        In March 2001, we issued convertible promissory notes to existing investors under which we may borrow up to an aggregate of $3,500,000 during 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature that allows the holder to convert the principal plus interest into our common stock at a rate of $0.75 per share at any point after our shareholders approve the convertibility feature of the note. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date. We also issued 350,000 shares of common stock to these investors in return for their agreement to loan us $3,500,000. The commitment fee was valued at the fair market value on the date of issuance of the shares and was treated as being a deferred cost at March 15, 2001 and is amortized over twelve months. As of March 31, 2001, $750,000 was drawn down. After that in May 2001, an additional $804,000 was drawn down. The remaining amount to draw down is $1,946,000.

        We believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. However, if our operating needs change, we may have to raise additional funds in order to meet our operating needs, to develop new or enhance existing products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. In addition, in order to meet our long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. Moreover, our outstanding promissory notes will become due in early 2002. Although, upon shareholder approval, the notes may be converted into shares of our common stock, there is no assurance that the investors will choose to convert their notes, and we may have to repay these loans.

Impact of Recently Issued Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have an impact on our financial position or results of operations.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        A number of uncertainties exist that could affect our future operating results, including, without limitation, the following:

WE HAVE INCURRED SIGNIFICANT LOSSES FOR THE PAST FIVE YEARS, AND MAY NEED TO RAISE ADDITIONAL FUNDING IN ORDER TO FUND OUR OPERATIONS

        We incurred net losses of approximately $1.6 million in the first quarter of 2001, $8.3 million in 2000, $6.3 million in 1999, $5.2 million in 1998, $1.9 million in 1997, and $1.4 million in 1996, and we will continue to expend substantial funds to increase the versatility and functionality of the System 5 digital console in fiscal 2001. Although we received commitments from existing investors to loan us $3.5 million during 2001, if our operating needs change, we may need to raise additional capital in order to fund operations. Although we believe that additional debt or equity financing will be available from existing investors and others, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a severe negative impact, and we may be unable to fund operations.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN OUR SHARES BEING SUSPENDED OR DELISTED FROM THE NASDAQ

        The shares of our common stock are currently listed on the Nasdaq SmallCap Market. Due to their decline in price, our stock could be suspended or delisted from Nasdaq, which requires a minimum bid per share of $1.00, a market capitalization of $35 million and net tangible assets of $2 million. If our stock is delisted from Nasdaq, it would be much more difficult to purchase or sell our stock or obtain accurate quotations as to our stock price.

OUR STOCK PRICE HAS RECENTLY TRADED FAR BELOW THE INITIAL OFFERING PRICE AND COULD REMAIN AT THIS LOW PRICE, WHICH COULD AFFECT OUR ABILITY TO ACQUIRE OTHER COMPANIES, LEAVE US VULNERABLE TO HOSTILE TAKE OVER ATTEMPTS AND RESULT IN SECURITIES CLASS ACTION LITIGATION

        The market price of our common stock has traded at or significantly below the initial offering price of $8.00 per share. If the price per share does not increase, our investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of our common stock hamper our ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leave us vulnerable to hostile takeovers and result in securities class action litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (c) RECENT SALES OF UNREGISTERED SECURITIES.

        In March 2001, we issued convertible promissory notes to existing investors under which we may borrow up to an aggregate of $3,500,000 in 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature which allows the holder to convert the principal plus interest into our common stock at a rate of $0.75 per share at any time after our shareholders approve the notes. We also issued 350,000 shares of common stock to these investors in return for their agreement to loan us up to $3,500,000.

        The foregoing securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. We made no public solicitation in connection with the issuance of the above-mentioned securities, nor were there any other offerees. None of the offerings were underwritten. We relied on representations from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof. The investors also indicated to us that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

        The exhibits listed in the accompanying Index to Exhibits immediately following the signature page are incorporated by reference as part of this Form 10-Q.

        (b) REPORTS ON FORM 8-K.

        We did not file any reports on Form 8-K during the quarter ending March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Euphonix, Inc.

Date:  May 15, 2001                  By: /s/ STEVE VINING
                                        ----------------------------------------
                                     Steve Vining, Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                                INDEX TO EXHIBITS

        The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

     EXHIBIT
     NUMBER                     DESCRIPTION OF DOCUMENT
     ------                     -----------------------
     3.1(1)     Amended and Restated Articles of Incorporation of the
                Registrant.

     3.2(1)     Bylaws of the Registrant.

     10.1       Secured Promissory Note dated March 15, 2001, by and between the
                Registrant and Dieter Meier and Walter Bosch (the "Note")

     10.2 Stock Issuance Agreement dated March 15, 2001, by and between the Registrant and Dieter Meier and Walter Bosch (the "Stock
                Issuance Agreement")

     10.3 Form of Registration Rights Agreement to be executed after the Registrant's Annual Meeting and in connection with the Note and the Stock Issuance Agreement

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.