Form 10-Q
period 2001-06-30
EUPHONIX INC \CA\
filed 2001-08-14
CIK 948640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 15,710,366 ($0.001 par value).

================================================================================

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION..........................................................................1

Item 1.  Condensed Consolidated Financial Statements....................................................1
         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000...............1
         Condensed Consolidated Statements of Operations for the three months ended
                March 31, 2001 and 2000.................................................................2
         Condensed Consolidated Statements of Cash Flows................................................3
         Notes to Condensed Consolidated Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........10

Item 3.  Quantitative And Qualitative Disclosures About Market Risk....................................19


PART II. OTHER INFORMATION.............................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders...........................................20

Item 5.  Other Information.............................................................................21

Item 6.  Exhibits and Reports on Form 8-K..............................................................21

Signatures.............................................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                     --------      ------------
                                                                                       2001           2000
                                                                                     --------      ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $    547       $    587
   Accounts receivable (net of allowance for doubtful accounts of $131 ........         1,289          2,389
   in 2001 and $141 in 2000)
   Inventories ................................................................         7,009          6,969
   Prepaid expenses and other current assets ..................................           419            406
                                                                                     --------       --------
       Total current assets ...................................................         9,264         10,351
Property and equipment, net ...................................................           861          1,127
Deposits and other assets .....................................................           238            522
                                                                                     --------       --------
           Total assets .......................................................      $ 10,363       $ 12,000
                                                                                     ========       ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ...........................................................      $  1,205       $  1,841
   Accrued liabilities ........................................................         1,246          1,174
   Short term notes payable ...................................................         6,945           --
   Deferred revenue ...........................................................           206            374
   Customer deposits ..........................................................           248            860
                                                                                     --------       --------
       Total current liabilities ..............................................         9,850          4,249
   Notes payable ..............................................................          --            6,531
                                                                                     --------       --------
   Total liabilities ..........................................................         9,850         10,780
                                                                                     --------       --------
Contingencies (Note 3)

Shareholders' equity:
Common stock, $0.001 par value: 20,000,000 authorized shares, 15,710,366 and 12,190,099 shares issued and outstanding in 2001 and 2000,
   respectively ...............................................................            16             12
   Additional paid-in capital .................................................        27,054         24,191
   Unearned compensation ......................................................           (91)           (53)
   Accumulated other comprehensive income .....................................            38             42
   Accumulated deficit ........................................................       (26,504)       (22,972)
                                                                                     --------       --------
   Total shareholders' equity .................................................           513          1,220
                                                                                     --------       --------
       Total liabilities and shareholders' equity .............................      $ 10,363       $ 12,000
                                                                                     ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EUPHONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                      -------------------------------       -------------------------------
                                                          2001               2000               2001               2000
                                                      ------------       ------------       ------------       ------------
Net revenues ...................................      $      4,470       $      4,208       $      9,104       $      6,043
Cost of revenues ...............................             3,049              2,754              5,948              4,493
                                                      ------------       ------------       ------------       ------------
Gross margin ...................................             1,421              1,454              3,156              1,550
                                                      ------------       ------------       ------------       ------------
Operating expenses:
   Research and development ....................               713                847              1,610              1,757
   Sales and marketing .........................             1,531              1,414              2,935              2,706
   General and administrative ..................               507                566              1,197                925
                                                      ------------       ------------       ------------       ------------
Total operating expenses .......................             2,751              2,827              5,742              5,388
                                                      ------------       ------------       ------------       ------------
Operating loss .................................            (1,330)            (1,373)            (2,586)            (3,838)
Other income/(expense), net ....................              (287)               (61)              (600)            (1,458)
                                                      ------------       ------------       ------------       ------------
Loss before equity in net loss of investee .....            (1,617)            (1,434)            (3,186)            (5,296)
Equity in net loss of investee .................              (305)               (34)              (346)               (34)
                                                      ------------       ------------       ------------       ------------
Net loss .......................................      $     (1,922)      $     (1,468)      $     (3,532)      $     (5,330)
                                                      ============       ============       ============       ============
Basic and diluted net loss per share ...........      $      (0.13)      $      (0.12)      $      (0.26)      $      (0.45)
                                                      ============       ============       ============       ============
Shares used in computing net loss per share,
basic and diluted ..............................        15,197,495         12,021,111         13,726,133         11,869,837
                                                      ============       ============       ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EUPHONIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        2001          2000
                                                                     ---------      ---------
Cash flows from operating activities:
Net loss ......................................................      $(3,532)      $(5,330)
                                                                     -------       -------
Adjustments to reconcile net loss to net cash used in operating activities:
   Impairment charge .........................................           213            --
   Depreciation and amortization ..............................          325           317
   Loss on disposal of fixed assets ...........................          102            30
   Allowance for doubtful accounts ............................          (11)           29
   Beneficial conversion on convertible note payable ..........            7         1,279
   Interest accrued on notes payable ..........................          287           146
   Amortization of unearned compensation ......................           84            58
Changes in assets and liabilities:
   Accounts receivable ........................................        1,111           821
   Inventory ..................................................          (40)          634
   Prepaid expenses and other assets (including current) ......          359          (343)
   Accounts payable ...........................................         (636)         (918)
   Accrued liabilities ........................................           68          (323)
   Deferred revenue ...........................................         (169)          750
   Customer deposits ..........................................         (611)          284
                                                                     -------       -------
Total adjustments .............................................        1,089         2,764
                                                                     -------       -------
Net cash used in operating activities .........................       (2,443)       (2,566)
                                                                     -------       -------
Cash flows from investing activities:
Proceeds from sale of property and equipment ..................           --           152
Purchase of property and equipment ............................         (101)          (68)
                                                                     -------       -------
Net cash used in investing activities .........................         (101)           84
                                                                     -------       -------
Cash flows from financing activities:
Proceeds from issuance of convertible notes ...................        2,504         2,300
Proceeds from sale of common stock ............................         --             800
Proceeds from exercise of stock options .......................         --             102
                                                                     -------       -------
Net cash provided by financing activities .....................        2,504         3,202
                                                                     -------       -------
Net (decrease) increase in cash and cash equivalents ..........          (40)          720
Cash and cash equivalents at beginning of period ..............          587           838
                                                                     -------       -------
Cash and cash equivalents at end of period ....................      $   547       $ 1,558
                                                                     =======       =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EUPHONIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

     The accompanying financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 28, 2001. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000 have been made. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     The Company believes that its available cash and cash equivalents, as well as its current borrowing facility, will not be sufficient to meet its anticipated needs for working capital and capital expenditures through the end of 2001. The Company will have to raise additional funds above and beyond current levels in order to meet its operating needs, to develop new or enhance existing products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products, and the Company will be assessing that requirement within the next three months. In addition, in order to meet its long-term liquidity needs beyond the end of 2001, the Company will need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. Moreover, the maturity dates of the Company's outstanding promissory notes will become due in early 2002. Although shareholders approved the notes for conversion into shares of common stock, there is no assurance that the investors will choose to convert their notes, and the Company may have to repay these loans in 2002.

     The financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities or any adjustments that might be necessary should the Company be unable to continue as a going concern.

RECLASSIFICATIONS

     Certain amounts from the previous periods have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue generally upon shipment to customers including cases when installation was a condition of payment, provided all other revenue recognition criteria were met. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers all revenue until installation is complete (in those cases where installation is a condition of payment), provided all other revenue recognition criteria are met.

     The effect of the retroactive application for the quarter ended June 30, 2000 is as follows:

                                                                                     SECOND QUARTER ENDED
                                                                       -------------------------------------------------
                                                                                         JUNE 30, 2000
                                                                       AS PREVIOUSLY
                                                                          REPORTED          ADJUSTMENT       AS RESTATED
                                                                       -------------        ----------       -----------
Revenue..........................................................         $   4,241         $     (33)       $   4,208
                                                                          ---------                          ---------
Gross margin.....................................................         $   1,488         $     (34)       $   1,454
                                                                          ---------                          ---------
Net loss.........................................................         $  (1,434)        $     (34)       $  (1,468)
                                                                          =========                          =========
Basic and diluted loss per share.................................         $   (0.12)                         $   (0.12)
                                                                          =========                          =========
Shares used in computing basic and diluted net loss per share....            12,021                             12,021
                                                                          =========                          =========

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company adopted SFAS No. 133 January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Management believes that the adoption of SFAS 141 will not have a significant impact on the Company's financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective January 1, 2002. The adoption of SFAS 142 is not expected to have a material impact on the Company's financial statements.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

     (a)  Inventories:

                                                        JUNE 30, 2001            DECEMBER 31, 2000
                                                        -------------            -----------------
          Raw materials...........................         $    1,988                  $    2,474
          Work-in-process.........................              1,244                       1,084
          Finished goods..........................              3,777                       3,411
                                                           ----------                  ----------
                                                           $    7,009                  $    6,969
                                                           ==========                  ==========

     (b)  Accrued liabilities:

                                                        JUNE 30, 2001            DECEMBER 31, 2000
                                                        -------------            -----------------
          Accrued compensation....................         $      396                  $      445
          Accrued warranty........................                271                         265
          Accrued commissions.....................                 91                          91
          Sales tax payable.......................                116                         149
          Other...................................                372                         224
                                                           ----------                  ----------
                                                           $    1,246                  $    1,174
                                                           ==========                  ==========

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     (c) Other assets

     In accordance with FAS 121, the Company evaluates the recoverability of its long lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to continuing losses during the second quarter and other market conditions, the Company reviewed the expected future cashflows of Euphonix Europe to determine whether the related goodwill was impaired. Based on this review, the Company determined that future cashflows were not sufficient to recover the remaining goodwill and accordingly recorded a charge of $213,000.

     (d) Convertible notes payable:

     In July 1999, the Company executed a promissory note with an existing investor and other parties under which the Company was authorized to draw up to $2,100,000 through October 31, 1999. The note accrues interest at 7.75% per annum with principal and accrued interest originally due at July 30, 2001. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $0.75 per share. At the date of issuance of the note, the quoted market price of the Company's common stock was $0.969 per share, resulting in a beneficial conversion feature charge in the amount of $613,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002. On April 15, 2001, the investors in the July 1999 promissory note agreed to convert the entire amount of the principal of $2.1 million and accrued interest outstanding of $276,000 into 3,168,267 shares of common stock at the price of $0.75 per share.

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

     In April 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. An amendment to the April 2000 note extended the due date to July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $3.625 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. There was no beneficial conversion feature charge, because the accounting conversion rate was higher than the fair market value of the Company's common stock on the date of shareholder approval. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



     In September 2000, the Company executed a promissory note with an existing investor under which the Company borrowed $400,000. The note accrues interest at 8% per annum with principal and accrued interest due on July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $2.3562 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 181,988 shares of common stock at a rate of $2.3562 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before September 7, 2005. There was no beneficial conversion feature charge, because the accounting conversion rate was higher than the fair market value of the Company's common stock on the date of shareholder approval. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

     In December 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,800,000. The notes accrue interest at 8% per annum with principal and accrued interest due on July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $1.26 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,502,963 shares of common stock at a rate of $1.26 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before December 29, 2005. There was no beneficial conversion feature charge, because the accounting conversion rate was higher than the fair market value of the Company's common stock on the date of shareholder approval. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

     In March 2001, the Company issued convertible promissory notes to existing investors under which the Company may borrow up to $3,500,000 in 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $0.75 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. The Company will record a beneficial conversion feature charge of $190,000 over the life of the note, because the accounting conversion rate was lower than the fair market value of the Company's common stock on the date of shareholder approval. The beneficial conversion feature charged in the second quarter of 2001 was $7,000.

     The Company also issued 350,000 shares of common stock to these investors in return for their agreement to loan the Company $3,500,000. The commitment fee was valued at the fair market value of the common stock and is being amortized over the term of the loan commitment. As of June 30, 2001, $2,004,000 was drawn down. In July 2001, an additional $800,000 was drawn down, leaving $696,000 available under the facility.

NOTE 3 - CONTINGENCIES

     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future

                                 EUPHONIX, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements, among others, concerning: our cash and cash equivalents as well as our current borrowing facility will not be sufficient to meet our anticipated need for working capital and capital expenditures through the end of 2001; we will have to raise additional funds in order to meet our operating needs; and the impact of SFAS No. 133 on our financial position or results of operations. Our results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Results of Operations and Financial Condition."

RESULTS OF OPERATIONS

Net Revenues

     Net revenues were $4.5 million in the second quarter in 2001 up from $4.2 million in the second quarter of 2000, representing an increase of 6.2%. The increase resulted primarily from increased unit sales of System 5 all digital mixing consoles into the film/post-production and broadcast segments of the market.

     International sales accounted for 56.5% of our second quarter 2001 revenues, compared to 41.4% in the second quarter of 2000. International sales increased by approximately $782,000, or 44.8% in the second quarter of 2001, as compared to the similar period in 2000. The increase was due to higher sales in Europe, South America and Canada.

     Net revenues were $9.1 million in the first half in 2001, up from $6.0 million in the first half of 2000, representing an increase of 50.7%. The increase in our net revenues during this period resulted primarily from increased unit sales of System 5 all digital mixing consoles in the first half of 2001 into the film/post-production and broadcast segments of the market.

     International sales accounted for 51.8% of our first half 2001 revenues, compared to 40.2% in the first half of 2000. International sales increased by approximately $2.3 million, or 94.2% in the first half of 2001. The increase reflected higher sales in the Pacific Rim, Europe, South America and Canada.

Gross Margin

     Gross margin decreased to 31.8% in the second quarter of 2001 as compared to 34.6% in the second quarter of 2000. The decrease in gross margin was primarily due to a write off of obsolete inventory in the second quarter of 2001. Gross margins increased to 34.7% in the first six months of 2001, as compared to 25.6% in the first six months of 2000. The increase was primarily due to greater unit sales of System 5 all digital mixing consoles which has a higher gross margin.

Research and Development Expenses

     Research and development expenses decreased 15.8% in the second quarter of 2001, as compared to the second quarter of 2000. The decrease was primarily due to the termination of the E-Deck program in the second quarter in 2001. As a percentage of revenues, research and development expenses decreased to 16.0% in the second quarter of 2001, down from 20.1% in the second quarter of 2000. The decrease was attributable primarily to higher revenues in the second quarter of 2001 as compared to 2000, as well as a decrease in E-Deck costs.

     Research and development expenses decreased 8.4% in the first half of 2001, as compared to the first half of 2000. The decrease was primarily due to the reduction in headcount at Spectral Inc., our wholly owned subsidiary, and the cost savings from the termination of the E-Deck program. As a percentage of revenues, research and development expenses decreased to 17.7% in the first half of 2001, down from 29.1% in the first half of 2000. The decrease was attributable primarily to higher revenues and lower costs in the first half of 2001 as compared to 2000.

Sales and Marketing Expenses

     Sales and marketing expenses increased by approximately $117,000 in the second quarter of 2001 as compared to the same period in 2000. This increase was primarily due to increased expenditures on travel and tradeshows in the Pacific Rim and Japan. As a percentage of revenues, sales and marketing expenses increased to 34.3% in the second quarter of 2001, as compared to 33.6% in the second quarter of 2000. The percentage increase in marketing and selling expenses was due primarily to higher costs associated with international sales in the second quarter of 2001, as compared to the same period in 2000.

     Sales and marketing expenses increased by $229,000 in the first half of 2001 as compared to the first half of 2000. This increase was primarily due to increased expenditures on activities related to international sales and sales fees and commission. The increases were partially offset by the reduction in costs due to the realization of savings relating to the joint venture with Audio Export. As a percentage of revenues, marketing and selling expenses decreased to 32.2% in the first half of 2001, as compared to 44.8% in the first half of 2000. The percentage decrease in marketing and selling expenses was due primarily to higher revenues in the first half of 2001 as compared to 2000.

General and Administrative Expenses

     General and administrative expenses decreased 10.5%, in the second quarter of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses decreased to 11.3% in the second quarter of 2001, as compared to 13.5% in the second quarter of 2000. The decrease resulted primarily from a decrease in legal and professional fees in the second quarter of 2001 compared to the second quarter of 2000.

     General and administrative expenses increased 29.5%, in the first half of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses decreased to 13.2% in the first half of 2001, as compared to 15.3% in the first half of 2000. The dollar increase in the first half of 2001 was primarily due to higher salary and benefits, additional personnel and bad debt expense, while the percentage decrease is attributable to higher revenues in the first half in 2001.

Other Income/(Expense), Net

     Other income/(expense) charges were $0.3 million in the second quarter of 2001, as compared to $0.06 million in the second quarter of 2000. This represented an increase of 370.5% in the second quarter of 2001 as compared to the similar period in 2000. The increase is due primarily to interest charges on the notes payable and amortization of the commitment fee on the March 2001 notes payable. Other income/(expense) for the first half of 2001, as compared to the first half of 2000, decreased by 60.0%, which was primarily attributable to the charge of $1.3 million related to the beneficial conversion feature associated with a convertible promissory note and associated warrants issued on February 22, 2000.

Equity in Net Loss of Investee

     The equity in net loss of investee for the three months ended June 30, 2001 is $305,000, as compared to $34,000 for the same period in 2000. The increase is primarily the result of the impairment charge relating to Euphonix Europe of $213,000, which we recorded during the three months ended June 30, 2001.

     The equity in net loss of investee for the six months ended June 30, 2001 is $346,000, as compared to $34,000 for the same period in 2000. The increase is primarily the result of the impairment charge relating to Euphonix Europe of $213,000, which we recorded during the three months ended June 30, 2001 and the fact that the joint venture in Euphonix Europe was entered into in the second quarter of 2000.


Provision/(Benefit) for Income Taxes

     No provision for federal and state income taxes was recorded for the first half in 2001 and 2000 as we incurred net losses during the period.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through the private sale of equity and debt securities. For the first half ended June 30, 2001, cash and cash equivalents decreased by $40,000 to approximately $547,000. In addition, during this period working capital decreased by $6.9 million to approximately $(0.6) million.

     Our operating activities used cash of approximately $2.4 million in the first half of 2001 and 2000. Cash used in operating activities for 2001 was comprised primarily of a net loss, a decrease in accounts payable and customer deposits offset partially by a decrease in accounts receivable. Cash used in operating activities for the first half of 2000 was comprised primarily of a net loss and a decrease in accounts payable and accrued liabilities.

     Our investing activities used cash of $101,000 in the first half of 2001 due to the purchase of property and equipment, and provided cash of $84,000 in the same period in 2000 due to the $152,000 sale offset by the $68,000 purchase of property and equipment.

     Our financing activities provided $2.5 million in the first half of 2001 and $3.2 million in the first half of 2000. We received proceeds from the issuance of convertible notes in the first half of 2001 of $2.5 million, which included $0.5 million from the December 2000 note and $2.0 million from the March 2001 note, as compared to $2.3 million in proceeds from the issuance of convertible notes and $800,000 from the sale of common stock in the first half of 2000.

     In March 2001, we issued convertible promissory notes to existing investors under which we may borrow up to $3,500,000 in 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into our common stock at a rate of $0.75 per share. Approval was obtained at our annual meeting of shareholders' on June 19, 2001. We measured and will record a beneficial conversion feature charge of $190,000 over the life of the note, because the accounting conversion rate was lower than the fair market value of our common stock on the date of shareholder approval. The beneficial conversion feature charged in the second quarter of 2001 was $7,000.

     We also issued 350,000 shares of common stock to these investors in return for their agreement to loan us $3,500,000. The commitment fee was valued at the fair market value of the common stock and is being amortized over the term of the loan commitment. As of June 30, 2001, $2,004,000 was drawn down. In July 2001, an additional $800,000 was drawn down, leaving $696,000 available under the facility.

     We believe that our available cash and cash equivalents, as well as current borrowing facility, will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. We will have to raise additional funds above and beyond current levels in order to meet our operating needs, to develop new or enhance existing products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products, and we will be assessing that requirement within the next three months. In addition, in order to meet our long-term liquidity needs beyond the end of 2001, we will need to raise additional funds, establish a credit facility or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. Moreover, the maturity dates of our outstanding promissory notes will become due in early 2002. Although shareholders approved the notes for conversion into shares of our common stock, there is no assurance that the investors will choose to convert their notes, and we may have to repay these loans in 2002.

     The financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities or any adjustments that might be necessary should we be unable to continue as a going concern.

Impact of Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. We adopted SFAS No. 133 January 1, 2001. The adoption of SFAS No. 133 did not have an impact on our financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We will adopt SFAS 142 effective January 1, 2002. The adoption of SFAS 142 is not expected to have a material impact on our financial statements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     A number of uncertainties exist that could affect our future operating results, including, without limitation, the following:

IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO IMPLEMENT SIGNIFICANT REDUCTIONS IN THE MANNER IN WHICH WE CONDUCT BUSINESS, INCLUDING WORKFORCE REDUCTIONS, AND FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES

     We believe that our cash and cash equivalents, together with cash flow from operations and investor financing that we expect to obtain, will not provide sufficient capital to fund our operations through December 31, 2001 if our assumptions about our revenues and expenses are generally accurate. Our actual funding requirements may differ materially as a result of many factors, including the development of new products and technologies and the continued growth of the company. Even if we are successful funding our operations through December 31, 2001, we do not expect to be profitable by the end of the year, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. The capital markets have become increasingly constrained since the beginning of this year, which has adversely affected the ability of many companies to raise capital. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. Without the proceeds from future financings, we would likely continue to implement material changes to our business plan to conserve cash resources, including staff reductions and other spending reductions. If additional funds are raised through the issuance of equity securities or securities convertible into equity, dilution to existing stockholders may result and, if our stock price remains depressed, could be significant. If insufficient funds are available, we may not be able to continue to operate our business in an effective manner or to compete effectively.

WE HAVE INCURRED SIGNIFICANT LOSSES FOR THE PAST FIVE YEARS, AND WILL NEED TO RAISE ADDITIONAL FUNDING IN ORDER TO FUND OUR OPERATIONS

     We incurred net losses of approximately $3.5 million in the first half of 2001, $8.3 million in 2000, $6.3 million in 1999, $5.2 million in 1998, $1.9 million in 1997, and $1.4 million in 1996, and we will continue to expend substantial funds to increase the versatility and functionality of the System 5 digital console in fiscal 2001. Although we received commitments from existing investors to loan us $3.5 million during 2001, we now believe that we will need to raise additional capital in order to fund operations in 2001. Although we believe that additional debt or equity financing will be available from existing investors and others, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a severe negative impact, and we may be unable to fund operations.

OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ

     The shares of our common stock are currently listed on the Nasdaq SmallCap Market. Currently, however, we are not in compliance with Nasdaq's net tangible assets requirement because our net tangible assets are less than $2 million. In addition, we are not in compliance with Nasdaq's minimum bid requirement because the minimum bid per share of our common stock has been at or below $1.00 for over 30 consecutive business days. Consequently, Nasdaq informed us of its intention to delist the stock. This delisting, however, has been stayed pending the outcome of an oral hearing on August 17, 2001. If this appeal is denied, our stock will be delisted from Nasdaq. If our stock is delisted from Nasdaq, it would be much more difficult to purchase or sell our stock or obtain accurate quotations as to our stock price.

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

     Historically, we have derived virtually all of our revenues from sales of our digitally controlled audio mixing console system, which is based upon our hardware platform. We believe that sales of these systems, along with enhancements thereof, the System 5 digital console, CS3000 console and R-1 recorder will continue to constitute a significant portion of our revenues. It is expected for the foreseeable future that a greater proportion of our revenue will come from the System 5 digital console. Accordingly, any factor adversely affecting our base system, whether technical, competitive or otherwise, could significantly harm our business and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Sales through our Japanese subsidiary are denominated in Japanese Yen. The receivables denominated in Yen are subject to foreign exchange risk, and we do not enter into hedging arrangements to mitigate the foreign currency risk with respect to such arrangements. An adverse change in the foreign exchange rate would have an effect on the price of our consoles sold in Japan and could result in foreign currency transaction losses. We believe that such losses may be material.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     At our Annual Stockholders' Meeting held on June 19, 2001, the following proposals were adopted by the margins indicated.

Proposal 1:       Election of Directors

         Nominee                     For                Withheld
         Robert F. Kuhling Jr.       9,768,473          24,431
         James Dobbie                9,767,073          25,831
         Walter Bosch                9,768,373          24,531

     The following directors, who were not up for election at the Annual Meeting, continued to serve as directors after the Annual Meeting: Dieter Meier, Richard Feldman and Steven Vining. Subsequent to the Annual Meeting, Messrs. Feldman and Kuhling resigned from the Board of Directors, and Martin Kloiber was appointed to the Board of Directors.

Proposal 2: Approval of the Convertibility Feature of the Secured Promissory
Note Issued in April 2000.

        For               Against         Abstain         Broker Non-Vote

        7,681,097         20,989          9,286           2,081,532

Proposal 3: Approval of the Convertibility Feature of Secured Promissory Note Issued in September 2000.

        For               Against         Abstain         Broker Non-Vote

        7,681,387         20,999          8,986           2,081,532

Proposal 4: Approval of the Convertibility Feature of Secured Promissory Note Issued in December 2000.

        For               Against         Abstain         Broker Non-Vote

        7,680,437         22,549          8,386           2,081,532

Proposal 5: Approval of the Convertibility Feature of Secured Promissory Note Issued in March 2001.

        For               Against         Abstain         Broker Non-Vote

        7,680,287         22,699          8,386           2,081,532

Proposal 6: Approval of the Increase in the Authorized Number of Shares of Common Stock from 20,000,000 to 35,000,000

        For               Against         Abstain         Broker Non-Vote

        9,718,936         30,887          43,081          0

Proposal 7: Ratification of Independent Public Accountants

        For               Against         Abstain         Broker Non-Vote

        9,755,198         28,745          8,961           0

ITEM 5.  OTHER INFORMATION.

     In July 2001, directors Richard Feldman and Robert Kuhling resigned from the Audit Committee and the Board of Directors. In July 2001, Martin Kloiber was appointed to the Board of Directors and to the Audit Committee, and James Dobbie was appointed to the Audit Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

     The exhibits listed in the accompanying Index to Exhibits immediately following the signature page are incorporated by reference as part of this Form 10-Q.

     (b) REPORTS ON FORM 8-K.

     We did not file any reports on Form 8-K during the quarter ending June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Euphonix, Inc.

Date:  August 14, 2001           By: /s/ JEFFREY CHEW
                                     -----------------------------------------
                                     Jeffrey Chew, Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                                INDEX TO EXHIBITS

     The following Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K:

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
------    ----------------------------------------------------------------------
3.1(1)    Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)    Bylaws of the Registrant.

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.