Form 10-Q
period 2001-09-30
EUPHONIX INC \CA\
filed 2001-11-19
CIK 948640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q
(MARK ONE)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

                                       or
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of September 30, 2001 was 15,710,366 ($0.001 par value).

================================================================================

                                 EUPHONIX, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
Explanatory Note.................................................................................ii

PART I.  FINANCIAL INFORMATION...................................................................1


Item 1.  Condensed Consolidated Financial Statements.............................................1

        Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.....1
        Condensed Consolidated Statements of Operations for the three and nine months ended
               September 30, 2001 and 2000.......................................................2
        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
        2001 and 2000............................................................................3
        Notes to Condensed Consolidated Financial Statements.....................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..12


Item 3.  Quantitative And Qualitative Disclosures About Market Risk.............................22


PART II.  OTHER INFORMATION.....................................................................23


Item 6.  Exhibits and Reports on Form 8-K.......................................................23


Signatures......................................................................................24

EXPLANATORY NOTE

        This quarterly report on Form 10-Q reflects changes for the prior year as a result of the restatement of our consolidated financial statements for the year ended December 31, 2000 as further described in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The Company intends to file a Form 10-K/A for the year ended December 31, 2000, and Forms 10-Q/A for the quarters ended March 31, 2001 and June 30, 2001 in the near future to reflect the changes to the financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       2001           2000
                                                                   -------------  ------------
                                                                                    RESTATED
                                     ASSETS

Current assets:
   Cash and cash equivalents ..................................      $    636       $    587
   Accounts receivable (net of allowance for doubtful
   accounts of $100 in 2001 and $141 in 2000) .................           967          2,389
   Inventories ................................................         7,221          6,969
   Prepaid expenses and other current assets ..................           456            406
                                                                     --------       --------
      Total current assets ....................................         9,280         10,351
Property and equipment, net ...................................           788          1,127
Deposits and other assets .....................................           246            522
                                                                     --------       --------
         Total assets .........................................      $ 10,314       $ 12,000
                                                                     ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable ...........................................      $  1,380       $  1,841
   Accrued liabilities ........................................         1,334          1,174
   Short term notes payable ...................................         8,618             --
   Deferred revenue, net ......................................           790            882
   Customer deposits ..........................................           296            860
                                                                     --------       --------
      Total current liabilities ...............................        12,418          4,757
   Notes payable ..............................................            --          6,531
                                                                     --------       --------
   Total liabilities ..........................................        12,418         11,288
                                                                     --------       --------

Contingencies (Note 3)

Shareholders' equity (deficit):
Common stock, $0.001 par value: 35,000,000 authorized
   shares, 15,710,366 and 12,190,099 shares issued and
   outstanding in 2001 and 2000, respectively .................            16             12
   Additional paid-in capital .................................        27,228         24,191
   Unearned compensation ......................................           (59)           (53)
   Accumulated other comprehensive income .....................            31             42
   Accumulated deficit ........................................       (29,320)       (23,480)
                                                                     --------       --------
   Total shareholders' equity (deficit) .......................        (2,104)           712
                                                                     --------       --------
      Total liabilities and shareholders' equity (deficit) ....      $ 10,314       $ 12,000
                                                                     ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EUPHONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                          September 30,
                                                              -------------------------------       -------------------------------
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
                                                                                                                         RESTATED
Net revenues ...........................................      $      1,834       $      4,594       $     10,939       $      9,577
Cost of revenues .......................................             1,436              2,958              7,385              6,899
                                                              ------------       ------------       ------------       ------------
Gross margin ...........................................               398              1,636              3,554              2,678
                                                              ------------       ------------       ------------       ------------

Operating expenses:
   Research and development ............................               794                834              2,404              2,590
   Sales and marketing .................................             1,113              1,210              4,049              3,917
   General and administrative ..........................               493                407              1,689              1,333
                                                              ------------       ------------       ------------       ------------
Total operating expenses ...............................             2,400              2,451              8,142              7,840
                                                              ------------       ------------       ------------       ------------

Operating loss .........................................            (2,002)              (815)            (4,588)            (5,162)
Other expense, net .....................................              (315)              (105)              (915)            (1,562)
                                                              ------------       ------------       ------------       ------------

Loss before equity in net income (loss) of investee ....            (2,317)              (920)            (5,503)            (6,724)
Equity in net income (loss) of investee ................                 8                  8               (337)               (26)
                                                              ------------       ------------       ------------       ------------
Net loss ...............................................      $     (2,309)      $       (912)      $     (5,840)      $     (6,750)
                                                              ============       ============       ============       ============

Basic and diluted net loss per share ...................      $      (0.15)      $      (0.08)      $      (0.41)      $      (0.56)
                                                              ============       ============       ============       ============


Shares used in computing net loss per share, basic
   and diluted .........................................        15,710,366         12,158,443         14,387,544         11,966,039
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

                                 EUPHONIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ------------------------
                                                                      2001            2000
                                                                    --------        --------
                                                                                    RESTATED
Cash flows from operating activities:
Net loss .....................................................      $ (5,840)      $ (6,750)
                                                                    --------       --------
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization .............................           434            454
   Impairment charge .........................................           213             --
   Loss on disposal of fixed assets ..........................           102             30
   Allowance for doubtful accounts ...........................           (42)           (10)
   Beneficial conversion on convertible note payable .........           181          1,279
   Interest accrued on notes payable .........................           460             --
   Amortization of unearned compensation .....................           116             58

Changes in assets and liabilities:
   Accounts receivable .......................................         1,463            924
   Inventory .................................................          (252)           417
   Prepaid expenses and other assets (including current) .....           315           (277)
   Accounts payable ..........................................          (461)           (10)
   Accrued liabilities .......................................           150            229
   Deferred revenue, net .....................................           (92)           508
   Customer deposits .........................................          (564)           534
                                                                    --------       --------
Total adjustments ............................................         2,023          4,136
                                                                    --------       --------

Net cash used in operating activities ........................        (3,817)        (2,614)
                                                                    --------       --------

Cash flows from investing activities:
Purchase of property and equipment ...........................          (138)          (157)
                                                                    --------       --------
Net cash used in investing activities ........................          (138)          (157)
                                                                    --------       --------

Cash flows from financing activities:
Proceeds from issuance of convertible notes ..................         4,004          2,300
Proceeds from sale of common stock ...........................            --            800
Proceeds from exercise of stock options ......................            --            110
Proceeds from related party ..................................            --            400
                                                                    --------       --------
Net cash provided by financing activities ....................         4,004          3,610
                                                                    --------       --------

Net increase in cash and cash equivalents ....................            49            839
Cash and cash equivalents at beginning of period .............           587            838
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $    636       $  1,677
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

BASIS OF PRESENTATION

        The accompanying financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 28, 2001. Due to the revision of financial results as discussed in Note 5 herein, the Company will be filing an amended Annual Report on Form 10-K/A shortly, and the Condensed Consolidated Financial Statements contained herein should be read in conjunction with those set forth in the Form 10-K/A once it is filed. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000 have been made. The results of operations for the three and nine

                                 EUPHONIX, INC.

                                   (UNAUDITED)


months ended September 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

        Unless the Company raises additional funds, the Company believes that its available cash and cash equivalents and its current borrowing facility will not be sufficient to meet its anticipated needs for working capital and capital expenditures through the end of 2001. Moreover, the Company's outstanding promissory notes will become due in early 2002. Although these notes may be converted into shares of the Company's common stock, there is no assurance that the investors will choose to convert their notes, and the Company may have to repay these loans in 2002.

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

REVENUE RECOGNITION

        PRODUCT REVENUE AND CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SEC SAB 101"). Previously, the Company had recognized revenue generally upon shipment to customers including cases when installation was a condition of payment, provided all other revenue recognition criteria were met. Under the new accounting method adopted retroactive to January 1, 2000,

                                 EUPHONIX, INC.

                                   (UNAUDITED)


the Company now defers all revenue until installation is complete (in those cases where installation is a condition of payment), provided all other revenue recognition criteria are met.

        The effect of the retroactive application of SAB 101 for the quarter ended September 30, 2000 and is as follows (in thousands, except share data):

                                                                     THIRD QUARTER ENDED
                                                                      SEPTEMBER 30, 2000
                                                             --------------------------------------
                                                                 AS
                                                             PREVIOUSLY
                                                              REPORTED     ADJUSTMENT   AS RESTATED
                                                             ----------    ----------   -----------
Net revenues ...........................................      $  3,568      $  1,026      $  4,594
                                                              --------                    --------
Gross margin ...........................................      $    934      $    702      $  1,636
                                                              --------                    --------
Net loss ...............................................      $ (1,614)     $    702      $   (912)
                                                              ========                    ========
Basic and diluted loss per share .......................      $  (0.13)                   $  (0.08)
                                                              ========                    ========
Shares used in computing basic and diluted net loss per
   share ...............................................        12,158                      12,158
                                                              ========                    ========

        REVENUE FOR CONTRACTS THAT INCLUDE SALES OF SOFTWARE AND
        SOFTWARE MODIFICATION

        The Company recognizes revenue for contracts that include future sales of software and software modification using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered software and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company adopted SFAS No. 133 January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

        In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Management believes that the adoption of SFAS 141 will not have a significant impact on the Company's financial statements.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective

                                 EUPHONIX, INC.

                                   (UNAUDITED)


January 1, 2002. The adoption of SFAS 142 is not expected to have a material impact on the Company's financial statements.

        On October 3, 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

        (a)    Inventories:

                                          SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                          ------------------   -----------------
               Raw materials ........          $  2,031            $  2,474
               Work-in-process ......             1,096               1,084
               Finished goods .......             4,094               3,411
                                               --------            --------
                                               $  7,221            $  6,969
                                               ========            ========

        (b)    Accrued liabilities:

                                                  SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                  ------------------   -----------------
               Accrued compensation ...........        $    329            $    445
               Accrued warranty ...............             292                 265
               Accrued accounting and legal ...             220                 196
               Accrued royalty ................             180                  --
               Accrued accounts payable .......             134                  50
               Sales tax payable ..............              99                 149
               Other ..........................              80                  69
                                                       --------            --------
                                                       $  1,334            $  1,174
                                                       ========            ========

        (c)     Other assets:

        In accordance with FAS 121, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to continuing losses during the second quarter and other market conditions, the Company reviewed the expected future cash flows of Euphonix Europe to determine whether the related goodwill was

                                 EUPHONIX, INC.

                                   (UNAUDITED)


impaired. Based on this review, the Company determined that future cashflows were not sufficient to recover the remaining goodwill and accordingly recorded a charge of $213,000 during the second quarter of 2001.

        (d)    Convertible notes payable:

        In July 1999, the Company executed a promissory note with an existing investor and other parties under which the Company was authorized to draw up to $2,100,000 through October 31, 1999. The note accrues interest at 7.75% per annum with principal and accrued interest originally due at July 30, 2001. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $0.75 per share. At the date of issuance of the note, the quoted market price of the Company's common stock was $0.969 per share, resulting in a beneficial conversion feature charge in the amount of $613,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002. On April 15, 2001, the investors in the July 1999 promissory note agreed to convert the entire amount of the principal of $2.1 million and accrued interest outstanding of $276,000 into 3,168,267 shares of the Company's common stock at the price of $0.75 per share.

        In February 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2002. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $2.531 per share. In addition, this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the Company recorded a charge for a beneficial conversion feature in the amount of $1,279,000 because the accounting conversion rate was lower than fair market value of the Company's common stock at the commitment date. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense at the time the notes were issued in February 2000.

        In April 2000, the Company executed promissory notes with existing investors under which the Company borrowed $800,000. The notes accrue interest at 10% per annum with principal and accrued interest due at January 1, 2001. An amendment to the April 2000 note extended the due date to July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $3.625 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. There was no beneficial conversion feature charge, because the accounting conversion rate was higher than the fair market value of the Company's common stock on the date of shareholder approval (the commitment date). In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

                                 EUPHONIX, INC.

                                   (UNAUDITED)


        In September 2000, the Company executed a promissory note with an existing investor under which the Company borrowed $400,000. The note accrues interest at 8% per annum with principal and accrued interest due on July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $2.3562 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 181,988 shares of common stock at a rate of $2.3562 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before September 7, 2005. There was no beneficial conversion feature charge, because the accounting conversion rate was higher than the fair market value of the Company's common stock on the date of shareholder approval (the commitment date). In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

        In December 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,800,000. The notes accrue interest at 8% per annum with principal and accrued interest due on July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $1.26 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,502,963 shares of common stock at a rate of $1.26 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before December 29, 2005. There was no beneficial conversion feature charge, because the accounting conversion rate was higher than the fair market value of the Company's common stock on the date of shareholder approval (the commitment date). In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

        In March 2001, the Company issued convertible promissory notes to existing investors under which the Company may borrow up to $3,500,000 in 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $0.75 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. The Company is recording a beneficial conversion feature charge on the $2,000,000 advanced as of June 19, 2001. The resulting beneficial conversion feature charge of $190,000 is being recorded over the life of the note, because the accounting conversion rate was lower than the fair market value of the Company's common stock on the date of shareholder approval (the commitment date). An additional $1,500,000 remaining on this facility was advanced in the third quarter of 2001 and as a result the Company recorded a beneficial conversion feature of $113,000 to be amortized over the remaining life of the note. The total beneficial conversion feature charged in the third quarter of 2001 relating to the $3,500,000 facility was $98,000.

                                 EUPHONIX, INC.

                                   (UNAUDITED)


        The Company also issued 350,000 shares of common stock to these investors in return for their agreement to loan the Company $3,500,000. The commitment fee was measured at the fair market value of the common stock on the date of the issuance of the shares and is being amortized over the term of the loan commitment.

        The interest on these facilities is convertible and will be recorded on conversion. As of September 30, 2001, the beneficial conversion feature on the interest element is immaterial.

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

NOTE 4 - DERIVATIVE INSTRUMENTS

        Effective July 1, 2000, Euphonix adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings.

        The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures. During the third quarter of 2001, the Company entered into three forward foreign exchange contracts with its Japanese subsidiary related to the sale of equipment denominated in Japanese yen. These derivatives were not designated as hedges, and therefore the Company is recognizing any foreign exchange gain (loss) in other expense. The foreign exchange gain (loss) recorded for the three months ended September 30, 2001 was immaterial.

NOTE 5 - RESTATEMENT OF FINANCIAL RESULTS FOR PRIOR PERIODS

     The consolidated financial statements as of and for the year ended December 31, 2000 have been restated to reverse previously recognized revenue and related cost of revenues of $1,060,000 and $552,000, respectively. As a result, the previously reported net loss for the year and accumulated deficit at December 31, 2000 have each been increased by $508,000 and the loss per share for the year has been increased from $(0.69) to $(0.73). The Company intends to file a Form 10-K/A for the year ended December 31, 2000, and Forms 10-Q/A for the quarters ended March 31, 2001 and June 30, 2001 to reflect the changes to the financial statements. The restatement is the result of revenues of $322,000 and $738,000 from a contractual

                                 EUPHONIX, INC.

                                   (UNAUDITED)


arrangement with a single customer that had been previously recognized upon the shipment and/or commissioning of the Company products at the customer's site in the quarters ended March 31, 2000 and June 30, 2000, respectively. However, it has since been determined that the Company had additional contractual delivery obligations that had not been fulfilled during the year ended December 31, 2000; generally accepted accounting principles preclude the recognition of any revenue from the arrangement until such obligations are satisfied. Those obligations were satisfied in the quarter ending December 31, 2001, and revenue of $1,060,000 and cost of revenue of $552,000 will be recognized in that quarter. Inasmuch as the entire amount of revenue due under the arrangement of $1,060,000 had been received at December 31, 2000, that amount and the related cost of revenues of $552,000 is deferred in the restated consolidated balance sheet as of that date.

        The effect of the restatement on previously reported revenue, net loss and loss per share for the nine months ended September 30, 2000 is as follows:



    ---------------------------------------------------------------
                              Nine months ended September 30, 2000
    ---------------------------------------------------------------
                               As reported*             As restated
    ---------------------------------------------------------------
                                 USD '000                USD '000
    ---------------------------------------------------------------
    Net revenues............       10,637                   9,577
    ---------------------------------------------------------------
    Net loss ...............       (6,242)                 (6,750)
    ---------------------------------------------------------------
    Net loss per share .....        (0.52)                  (0.56)
    ---------------------------------------------------------------

            * includes the effect of adopting SEC SAB 101 retroactive to January 1, 2000 as described in notes 1 and 15 to the Company's Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements, among others, concerning: our cash and cash equivalents will not be sufficient to meet our anticipated need for working capital and capital expenditures through the end of 2001; our need to raise additional funds in order to meet our operating needs; and our attempt to secure a new borrowing facility. Our results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Results of Operations and Financial Condition."

RESULTS OF OPERATIONS

Restatement of financial results

        As discussed in Note 5 to the interim consolidated financial statements for the quarter ended September 30, 2001 in this Form 10-Q, the consolidated financial statements as of and for the year ended December 31, 2000 have been restated to reverse previously recognized revenue and related cost of revenues of $1,060,000 and $552,000, respectively. As a result, the previously reported net loss for the year and accumulated deficit at December 31, 2000 have each been increased by $508,000 and the loss per share for the year has been increased from $(0.69) to $(0.73). We intend to file a Form 10-K/A for the year ended December 31, 2000, and Forms 10-Q/A for the quarters ended March 31, 2001 and June 30, 2001 to reflect the changes to the financial statements. The restatement is the result of revenues of $322,000 and $738,000 from a contractual arrangement with a single customer that had been previously recognized upon the shipment and/or commissioning of our products at the customer's site in the quarters ended March 31, 2000 and June 30, 2000, respectively. However, it has since been determined that we had additional contractual delivery obligations that had not been fulfilled during the year ended December 31, 2000; generally accepted accounting principles preclude the recognition of any revenue from the arrangement until such obligations are satisfied. Those obligations were satisfied in the quarter ending December 31, 2001, and revenue of $1,060,000 and cost of revenue of $552,000 will be recognized in that quarter. Inasmuch as the entire amount of revenue due under the arrangement of $1,060,000 had been received at December 31, 2000, that amount and the related cost of revenues of $552,000 is deferred in the restated consolidated balance sheet as of that date.

        The effect of the restatement on previously reported revenue, net loss and loss per share for the nine months ended September 30, 2000 is as follows:

    --------------------------------------------------------------------------
                                          Nine months ended September 30, 2000
    --------------------------------------------------------------------------
                                          As reported*             As restated
                                            USD '000                USD '000
    --------------------------------------------------------------------------
    Net revenues ......................       10,637                   9,577
    --------------------------------------------------------------------------
    Net loss ..........................       (6,242)                 (6,750)
    --------------------------------------------------------------------------
    Net loss per share ................        (0.52)                  (0.56)
    --------------------------------------------------------------------------

           * includes the effect of adopting SEC SAB 101 retroactive to January 1, 2000 as described in notes 1 and 15 to our Form 10-K.

Net Revenues

        Net revenues were $1.8 million in the third quarter in 2001 down from $4.6 million in the third quarter of 2000, representing a decrease of 60.1%. The decrease resulted primarily from decreased domestic unit sales of our mixing consoles and all other products due to the slump in the economy and the events of September 11, 2001.

        International sales accounted for 78.8% of our third quarter 2001 revenues, compared to 34.6% in the third quarter of 2000. International sales decreased by approximately $142,000, or 9.0% in the third quarter of 2001, as compared to the similar period in 2000. The decrease in international sales in 2001, as compared to the similar period in 2000, was due to lower sales in Europe and the Pacific Rim.

        Net revenues were $10.9 million in the first nine months of 2001, up from $9.6 million in the first nine months of 2000, representing an increase of 14.2%. The increase in our net revenues during this period resulted primarily from increased unit sales of our FC727 converters and other spares.

        International sales accounted for 56.3% of our revenues in the first nine months of 2001 revenues, compared to 41.9% in the first nine months of 2000. International sales increased by approximately $2.1 million, or 53.4% in the first nine months of 2001. The increase in international sales in the first nine months of 2001 reflected higher sales in Europe, Pacific Rim and Japan.

Gross Margin

        Gross margin decreased to 21.7% in the third quarter of 2001 as compared to 35.6% in the third quarter of 2000. The decrease in gross margin was primarily due to lower sales volume and semi-fixed manufacturing overhead costs. Gross margin increased to 32.5% in the first nine months of 2001, up from 28.0% in the first nine months of 2000. The increase was primarily due to greater unit volume and higher gross margins from the sales of System 5 all digital mixing consoles.

Research and Development Expenses

        Research and development expenses decreased 4.8% in the third quarter of 2001, as compared to the third quarter of 2000. The decrease was primarily due to the decrease in our overall headcount and due to the decreased rent at Spectral Inc, our wholly owned subsidiary ("Spectral") in the third quarter in 2001. As a percentage of revenues, research and development expenses increased to 43.3% in the third quarter of 2001, up from 18.2% in the third quarter of 2000. The increase was attributable primarily to lower revenues in the third quarter of 2001 as compared to 2000.

        Research and development expenses decreased 7.2% in the first nine months of 2001, as compared to the first nine months of 2000. The decrease was primarily due to the reduction in headcount at Spectral and the cost savings from the termination of certain development programs in the second quarter of 2001. As a percentage of revenues, research and development expenses decreased to 22.0% in the first nine months of 2001, down from 27.0% in the first nine months of 2000. The decrease was attributable primarily to higher revenues and lower costs in the first nine months of 2001 as compared to 2000.

Sales and Marketing Expenses

        Sales and marketing expenses decreased by approximately 8.0% in the third quarter of 2001 as compared to the same period in 2000. The decrease was primarily due to the postponement of the New York Audio Electronic Society tradeshow and associated travel in the third quarter of 2001 in the aftermath of the events of September 11, 2001. As a percentage of revenues, sales and marketing expenses increased to 60.7% in the third quarter of 2001, as compared to 26.3% in the third quarter of 2000. The percentage increase in marketing and selling expenses was due primarily to lower revenues in the third quarter of 2001, as compared to the same period in 2000.

        Sales and marketing expenses increased by 3.4% in the first nine months of 2001 as compared to the first nine months of 2000. The increase was primarily due to increased expenditures on travel related to international sales and sales fees and commissions.

General and Administrative Expenses

        General and administrative expenses increased 21.2%, in the third quarter of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses increased to 26.9% in the third quarter of 2001, as compared to 8.9% in the third quarter of 2000. The increase resulted primarily from an increase in salary expenses in the third quarter of 2001 and an executive severance payment.

        General and administrative expenses increased 26.7%, in the first nine months of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses increased to 15.4% in the first nine months of 2001, as compared to 13.9% in the first nine months of 2000. The increase in the first nine months of 2001 was primarily due to higher salary and benefits, additional personnel and bad debt expense.

Other expense, net

        Other expense, net charges were $0.3 million in the third quarter of 2001, as compared to $0.1 million in the third quarter of 2000. The increase was due primarily to interest charges on the notes payable and amortization of the commitment fee on the March 2001 notes payable. Other expense, net for the first nine months of 2001, as compared to the first nine months of 2000, decreased by 41.4%, which was primarily attributable to the $1.3 million charge related to the beneficial conversion feature associated with a convertible promissory note and associated warrants issued on February 22, 2000.

Equity in net income (loss) of investee

        The equity in net income of investee for the three-month period ended September 30, 2001 and corresponding period in 2000 is $8,000.

        The equity in net loss of investee for the nine months ended September 30, 2001 was $337,000, as compared to $26,000 for the same period in 2000. The increase is primarily the result of the $213,000 write off of goodwill relating to our investment in Euphonix Europe, which we recorded during the three months ended June 30, 2001.

Provision/(benefit) for Income Taxes

        No provision for federal and state income taxes was recorded for the first nine months in 2001 and 2000, as we incurred net losses during the period.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily through private sale of equity and debt securities. For the first nine months ended September 30, 2001, cash and cash equivalents increased by $49,000 to approximately $636,000. In addition, during this period working capital decreased by $8.7 million to approximately $(3.1) million primarily due to the reclassification of long-term convertible notes of $6.5 million to short-term notes payable.

        Our operating activities used cash of approximately $3.8 million in the first nine months of 2001 and $2.6 million in the first nine months of 2000. Cash used in operating activities for 2001 was comprised primarily of a net loss, deferred revenue, a decrease in customer deposits and accounts payable and offset partially by a decrease in accounts receivable. Cash used in operating activities for the first nine months of 2000 was comprised primarily of a net loss and an increase in prepaid expenses and other assets.

        Our investing activities used cash of $138,000 and $157,000 in the first nine months of 2001 and 2000, respectively, due to the purchase of property and equipment.

        Our financing activities provided $4.0 million in the first nine months of 2001 and $3.6 million in the first nine months of 2000. We received proceeds from the issuance of convertible notes in the first nine months of 2001 of $4.0 million, which included $0.5 million from the December 2000 note and $3.5 million from the March 2001 note, as compared to receiving $2.3 million in proceeds from the issuance of convertible notes and $800,000 from the sale of common stock in the first nine months of 2000.

        Unless we receive additional funding, we believe that our available cash and cash equivalents and current borrowing facility will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. We will have to raise additional funds in order to meet our operating needs. We are actively engaged in securing a new borrowing facility although there is no assurance that we will be sucessful in doing so.

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

IMPACT OF RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company adopted SFAS No. 133 January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

        In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Management believes that the adoption of SFAS 141 will not have a significant impact on the Company's financial statements.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective January 1, 2002. The adoption of SFAS 142 is not expected to have a material impact on the Company's financial statements.

        On October 3, 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

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

        Unless we raise additional funds, we believe that our cash and cash equivalents, and our current borrowing facility, together with cash flow from operations, will not provide sufficient capital to fund our operations through December 31, 2001 if our assumptions about our revenues and expenses are generally accurate. Our actual funding requirements may differ materially as a result of many factors, including the development of new products and technologies and the continued growth of the company. Even if we are successful funding our operations through December 31, 2001, we do not expect to be profitable by the end of the year, so we will need to raise additional funds in the future through public or private financings or other similar arrangements. The capital markets have become increasingly constrained since the beginning of this year, which has adversely affected the ability of many companies to raise capital. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. Without the proceeds from future financings, we would likely continue to implement material changes to our business plan to conserve cash resources, including staff reductions and other spending reductions. If additional funds are raised through the issuance of equity securities or securities convertible into equity, dilution to existing shareholders may result and, if our stock price remains depressed, could be significant. If insufficient funds are available, we may not be able to continue to operate our business in an effective manner or to compete effectively.

WE HAVE INCURRED SIGNIFICANT LOSSES FOR THE PAST FIVE YEARS, AND WILL NEED TO RAISE ADDITIONAL FUNDING IN ORDER TO FUND OUR OPERATIONS

        We incurred net losses of approximately $5.8 million in the first nine months of 2001, $8.8 million in 2000, $6.3 million in 1999, $5.2 million in 1998, $1.9 million in 1997, and $1.4 million in 1996, and we will continue to expend substantial funds to increase the versatility and functionality of the System 5 digital console in fiscal 2001. Although existing investors loaned us $3.5 million during 2001, we now believe that we will need to raise additional capital in order to fund operations in 2001. Although we believe that additional debt or equity financing will be available from existing investors and others, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a severe negative impact, and we may be unable to fund operations.

OUR COMMON STOCK HAS BEEN DELISTED FROM NASDAQ

        The shares of our common stock are currently listed on the Over The Counter Market. Since our stock was delisted from Nasdaq, it may be much more difficult to purchase or sell our stock or obtain accurate quotations as to our stock price.

OUR STOCK PRICE HAS RECENTLY TRADED FAR BELOW THE INITIAL OFFERING PRICE AND COULD REMAIN AT THIS LOW PRICE, WHICH COULD AFFECT OUR ABILITY TO ACQUIRE OTHER COMPANIES, LEAVE US VULNERABLE TO HOSTILE TAKE OVER ATTEMPTS AND RESULT IN SECURITIES CLASS ACTION LITIGATION

        The market price of our common stock has traded at or significantly below the initial offering price of $8.00 per share in August 1995. If the price per share does not increase, our investors may incur a substantial loss on their investment. In addition, the sustained depression of the market price of our common stock hampers our ability to conduct business, and in particular, could make it more difficult to pursue acquisitions of potential complementary businesses, leave us vulnerable to hostile takeovers and result in securities class action litigation.

OUR STOCK PRICE MAY CONTINUE TO BE DEPRESSED DUE TO BROAD ECONOMIC, MARKET AND INDUSTRY FACTORS BEYOND OUR CONTROL

        Through part of 2000, the market demand, valuation and trading prices of high technology companies were high. However, in 2000 and 2001, the share prices of high-technology companies, such as ours, have significantly decreased, and these stocks are now trading far below their historical highs. Our stock price may continue to be depressed because the market may perceive us to be a high-technology company. In addition, a variety of other factors beyond our control, such as general economic conditions, could cause our stock price to remain extremely low, regardless of our performance.

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

WE DEPEND UPON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE OF OUR REVENUES. IF WE LOSE SIGNIFICANT CUSTOMERS, OR IF PURCHASES BY ONE OF OUR KEY CUSTOMERS DECREASE, OUR NET SALES WILL DECLINE AND OUR BUSINESS WILL BE HARMED

        Due to high average sales prices, we depend upon a limited number of customers for a substantial proportion of our revenues. If we lose one or more of our significant customers, or if purchases by one of our key customers decrease, our net sales will decline and our business will be harmed. In addition, the timing of revenue is influenced by a number of other factors, including the timing of individual orders and shipments, industry trade shows, seasonal customer buying patterns, changes in product development and sales and marketing expenditures, custom financing arrangements, production limitations and international sales activity. Moreover, our expense levels are based in part on our expectations of future revenue. Because our operating expenses are based on anticipated revenue levels and because a high percentage of our expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses.

IF WE RAISE ADDITIONAL CAPITAL THROUGH THE ISSUANCE OF NEW SECURITIES, EXISTING SHAREHOLDERS WILL INCUR ADDITIONAL DILUTION

        If we raise additional capital through the issuance of new securities, our shareholders will be subject to additional dilution. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current shareholders.

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

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND THE INTENSE COMPETITION OF THE HIGH TECH INDUSTRY IN ORDER TO SUCCEED

        The markets for our products are characterized by changing technologies and new product introductions. Our success will depend in part upon our continued ability to enhance our base system with features including new software and hardware add-ons and to develop or acquire and introduce new products and features that meet new market demands and changing customer requirements on a timely basis. We are currently designing and developing new products, primarily in the areas of recording, editing and mixing functions of sound production as well as digital audio processing and networking systems. There can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete. If this happens, our revenues will likely be lower and our business will suffer.

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

NEW LAWS COULD RESULT IN INCREASED EXPENDITURES, WHICH WOULD HARM OUR RESULTS OF OPERATIONS

        If different electrical, radiation or other standards applicable to our products are adopted in countries in which we sell our products, including the United States, we may have to increase our expenditures in order to make our products compliant with these laws. In addition, any failures to modify our products, if necessary, to comply with such standards would potentially subject us to fines and penalties, and would harm our business and results of operations.

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

CHANGES IN EXCHANGE RATES COULD HURT OUR REVENUES

        Our wholly-owned sales and service subsidiary in Japan conducts its business in the local currency. Changes in the value of the Yen relative to the value of the U.S. dollar, therefore, could adversely affect future revenues and operating results. We have hedged transactions with external parties. In the third quarter of 2001 we recorded a currency exchange gain on our hedging activities that was immaterial.

        Due to the events of September 11, 2001 and the following instability in all financial markets, there may be future currency fluctuations around the globe that would impact the economy and our business, which we are not aware of.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Sales through our Japanese subsidiary are denominated in Japanese Yen. The receivables denominated in Yen are subject to foreign exchange risk, and in the third quarter of 2001, we entered into forward foreign exchange contracts to mitigate the foreign currency risk with respect to such arrangements. An adverse change in the foreign exchange rate would have an effect on the price of our consoles sold in Japan and could result in foreign currency transaction losses. We believe that such losses could be material.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    EXHIBITS.

        The exhibits listed in the accompanying Index to Exhibits immediately following the signature page are incorporated by reference as part of this Form 10-Q.

        (b)    REPORTS ON FORM 8-K.

        We did not file any reports on Form 8-K during the quarter ending September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Euphonix, Inc.

Date:  November 19, 2001             By: /s/  JEFFREY CHEW
                                         ---------------------------------------
                                     Jeffrey Chew, Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                                INDEX TO EXHIBITS

        The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

  EXHIBIT
  NUMBER                             DESCRIPTION OF DOCUMENT
-----------    -----------------------------------------------------------------
  3.1(1)       Amended and Restated Articles of Incorporation of the Registrant.

  3.2(1)       Bylaws of the Registrant.



(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.