Form 10-K/A
period 2000-12-31
EUPHONIX INC \CA\
filed 2001-11-27
CIK 948640

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-K/A

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

                                       Or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER: 0-26516

                                 EUPHONIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                  77-0189481
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

           220 PORTAGE AVENUE
          PALO ALTO, CALIFORNIA                              94306
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE))

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 855-0400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE

       Indicate by check mark whether the registrant has filed (1) all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 15, 2001, as reported on the Nasdaq SmallCap Market, was approximately $8,542,518. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of shares of the Registrant's Common Stock as of February 15, 2001 was 12,192,099.

                            -------------------------

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

================================================================================

                                 EUPHONIX, INC.

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
Explanatory Note..............................................................................................    ii

PART I........................................................................................................     1

    Item 1.   Business........................................................................................     1
    Item 2.   Properties......................................................................................    15
    Item 3.   Legal Proceedings...............................................................................    15
    Item 4.   Submission Of Matters To A Vote Of Security Holders.............................................    15

PART II.......................................................................................................    16

    Item 5.   Market For The Registrant's Common Equity And Related Stockholder Matters.......................    16
    Item 6.   Selected Financial Data.........................................................................    17
    Item 7.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations...........    18
    Item 7a.  Quantitative And Qualitative Disclosures About Market Risk......................................    29
    Item 8.   Financial Statements And Supplementary Data.....................................................    29
    Item 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure............    56

PART III......................................................................................................    57

    Item 10.  Directors And Executive Officers Of The Registrant..............................................    57
    Item 11.  Executive Compensation..........................................................................    57
    Item 12.  Security Ownership Of Certain Beneficial Owners And Management..................................    57
    Item 13.  Certain Relationships And Related Transactions..................................................    57

PART IV.......................................................................................................    58

    Item 14.  Exhibits, Financial Statements And Reports On Form 10-K.........................................    58

SIGNATURES....................................................................................................    63

                                EXPLANATORY NOTE

       This amended Annual Report on Form 10-K/A for the year ended December 31, 2000 is being filed as a result of the restatement of our consolidated financial statements for the year ended December 31, 2000, as further described in Note 16 of the Notes to Condensed Consolidated Financial Statements on this Form 10-K/A. This report still speaks as of the original filing date, and except as stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

                                     PART I

       The Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations and beliefs concerning future events and include statements regarding our expectations or beliefs that: our RocketPowered products will allow collaboration and project transfer between studios and across different software and hardware platforms; the market requiring audio production for computer-based audio such as Internet web pages, interactive CD-ROM, DVD-ROM and games may continue to grow; as the complexity of audio production increases, there will be an increased need for larger-scale mixing consoles; the Euphonix system will become the control center for automating and streamlining significant portions of the audio production process; our brand name recognition and loyalty will benefit us as we seek to increase our share of our target market; we are well- positioned to take advantage of new opportunities offered by the Internet as one of the few companies to employ an Internet Protocol based architecture; due to the rapid proliferation of new technologies, intellectual property protection will be less influential on our ability to compete than the ability of our research and development personnel and our ability to enter new markets and service our customers; as technology in the professional audio industry advances, prices for mixing consoles and other audio equipment will decrease and as a result our products may increasingly compete against lower priced products, as well as products in the high-end price range; and our available cash and cash equivalents will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001; we will have to raise additional funds in order to meet our operating needs; and we are actively engaged in securing a new borrowing facility. These statements are subject to risks and uncertainties, and our future actual results could differ materially from such forward-looking statements. Factors that could adversely affect the business include: our ability to introduce and sell new products according to our plans; changes in the market for our products and the growth of the professional audio market; worldwide and European market acceptance of our and our competitors' products; the strength of our competitors; our ability to manage our expenses according to our plans over the course of the next year and our ability to raise new capital if necessary. These factors and others are described in more detail in the section of this Annual Report entitled "Risk Factors That May Affect Results of Operations and Financial Condition" beginning on page 21.

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

   Build Global Presence

       Our sales strategy is to build a worldwide presence in order to fully address our target markets and to serve customers that operate on an international basis. Our sales outside the United States as a percentage of our net revenues were approximately 42% in 2000, 33% in 1999, and 43% in 1998. In addition to our New York, Los Angeles, Nashville and Palo Alto offices in the United States, we have offices in Tokyo and a network of sales representatives outside of the United States.

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

   Scalable, Distributed Computer Processing

       The computer power required to instantly reconfigure and automate a mixing console is proportional to the console's size (number of controls per channel multiplied by the number of channels). Two approaches may be taken in order to provide adequate computer power to reset and automate a large-scale mixing console. The first is to use a large, fast and powerful central computer that has sufficient capacity to manipulate all of the console's controls in the required period of time for the largest possible console. The second is to distribute the processing load over multiple processors that have sufficient capacity to handle their share of the processing load. We have chosen the distributed processing method because it has the added benefit of being scalable. The Euphonix system may be configured in, and upgraded to, a range of sizes. Our customers benefit because they only pay for computer power that is proportional to the size of their systems, yet more computer power can be added as their systems are upgraded. Because of the lighter demand placed on each individual microprocessor in a distributed system, the use of low-cost components is possible to further leverage price performance. Another benefit of our distributed processing architecture is our systemwide SnapShot(TM) Recall performance within one video frame (1/30 of a second), which we believe is superior to competitive commercial offerings.

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

CUSTOMERS

       The Euphonix product line has been adopted by many professional audio facilities worldwide, with more than 500 Euphonix consoles currently installed. The following table sets forth a partial list of Euphonix customers:

-----------------------------------------------------------------------------------------------------------------
 CUSTOMER              LOCATION                                           SAMPLE PROJECT/OTHER
-----------------------------------------------------------------------------------------------------------------
                                                   MUSIC
-----------------------------------------------------------------------------------------------------------------
Max Martin          Stockholm, Sweden            Max Martin is one of the world's leading songwriter/ producers.
                                                 He has achieved international chart success with such acts as
                                                 Britney Spears (for whom Martin wrote the smash hit "Oops....I did it again"), `N Sync, Celine Dion and Backstreet Boys (for whom he wrote "I Want It That Way").
-----------------------------------------------------------------------------------------------------------------
Sony Music          Tokyo, Japan                 Sony Music Entertainment will be installing a 202-channel System
Entertainment                                    5 into their state-of-the-art Tokyo facility.
-----------------------------------------------------------------------------------------------------------------
The Hit Factory     New York                     The world's largest commercial recording facility.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
 CUSTOMER              LOCATION                                           SAMPLE PROJECT/OTHER
-----------------------------------------------------------------------------------------------------------------
Brandon's Way       Los Angeles                  Ubiquitous producer, song writer and artist, Babyface's
                                                 commercial studio houses four Euphonix consoles.
-----------------------------------------------------------------------------------------------------------------
Fleetwood Mobile    London                       Mobile unit for concert recording.
-----------------------------------------------------------------------------------------------------------------
Jon Kelly           London                       Independent music producer for such artists as Paul McCartney,
                                                 Kate Bush, Tori Amos.
-----------------------------------------------------------------------------------------------------------------
Emerald             Nashville                    One of the largest recording and production companies in the
Entertainment                                    world. Twice named Billboard Magazine's Country Recording
Group                                            Studio of the Year.
-----------------------------------------------------------------------------------------------------------------
Cia. dos            Brazil                       High-end commercial recording facility.
Technicos
-----------------------------------------------------------------------------------------------------------------
Realsongs           Los Angeles                  Studio of multiple Grammy-winning songwriter, Diane Warren
                                                 (How Do I Live, Because You Loved Me).
-----------------------------------------------------------------------------------------------------------------
143 Records         Los Angeles                  Studio of producer, arranger, composer and musician, David
                                                 Foster (Because You Loved Me, The Power of Love).
-----------------------------------------------------------------------------------------------------------------
Tiger Recording     Australia                    High-profile commercial music facility.
-----------------------------------------------------------------------------------------------------------------
Seal                Los Angeles                  Internationally-renowned musician, who purchased a CS3000
                                                 for home studio.
-----------------------------------------------------------------------------------------------------------------
Thrill Hill         New Jersey                   Studio of superstar Bruce Springsteen.
Recording
-----------------------------------------------------------------------------------------------------------------
Carter Burwell      New York                     Film scores for Being John Malkovich, Three Kings and The
                                                 General's Daughter. Upgraded Euphonix CS series with System 5.
-----------------------------------------------------------------------------------------------------------------
Soundproof          Los Angeles                  First commercial recording facility to install System 5 in
Studios                                          Southern California.
-----------------------------------------------------------------------------------------------------------------
Laurent Voulzy      France                       Internationally-acclaimed vocalist.
-----------------------------------------------------------------------------------------------------------------
Hans Zimmer/        Los Angeles                  Academy Award Winning film scorer whose credits include
Media Ventures                                   Gladiator, The Lion King and The Prince of Egypt.
-----------------------------------------------------------------------------------------------------------------
James Newton        Los Angeles                  Academy Award Nominee film composer.  Scores include Dinosaur,
Howard                                           The Sixth Sense and Snow Falling on Cedars.
-----------------------------------------------------------------------------------------------------------------
Snuffy Walden       Los Angeles                  BMI Film & TV Music Award winner, whose television scores
Productions                                      include The West Wing, Once and Again and Felicity.
-----------------------------------------------------------------------------------------------------------------
Thomas Newman       Los Angeles                  Dual 1996 Academy Award Nominee.  Scored films such as The
                                                 Green Mile and American Beauty.
-----------------------------------------------------------------------------------------------------------------
LDS Motion          Salt Lake City               Motion Picture facility houses two CS series mixing consoles
Pictures                                         and one System 5.
-----------------------------------------------------------------------------------------------------------------
                                                 POST PRODUCTION
-----------------------------------------------------------------------------------------------------------------
Liberty Livewire    Los Angeles                  Liberty Livewire ordered three large-format System 5's for installation at its Todd West Lantana facility. Recently,
                                                 one of the System 5's was used during pre-dubbing and re-mixing of director Billy Bob Thornton's movie, "All the Pretty Horses"
                                                 starring Matt Damon, Ruben Blades and Sam Shepard.
-----------------------------------------------------------------------------------------------------------------
The Idea Room       Burbank                      Post Production for feature films and film trailers.
at Warner Bros.
-----------------------------------------------------------------------------------------------------------------
Cool Beans          New York                     Largest Post Facility in NYC.  Installed three Euphonix
Digital Audio                                    System 5's.
-----------------------------------------------------------------------------------------------------------------
Avenue Edit         Chicago                      Installed two Euphonix CS series mixing consoles and recently purchased two System 5 digital consoles.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
 CUSTOMER              LOCATION                                           SAMPLE PROJECT/OTHER
-----------------------------------------------------------------------------------------------------------------
Aoi Studio          Tokyo                        Short-form post production facility first in Japan to install
Company, Ltd                                     System 5 and 48-track R-1.
-----------------------------------------------------------------------------------------------------------------
One Union           San Francisco                High profile post production facility clients include Microsoft,
Recorders                                        Sattchi & Sattchi and Hal Riney.
-----------------------------------------------------------------------------------------------------------------
                                                   FILM
-----------------------------------------------------------------------------------------------------------------
Deluxe Toronto      Toronto                      Deluxe Toronto is the premier film dubbing facility in Canada.
                                                 Owned by the Rank group, Deluxe has purchased 4 feature film dubbing consoles. They have dubbed films such as "Dungeons and
                                                 Dragons", and the upcoming Sundance award winning Hedwig and the
                                                 Angry Inch.
-----------------------------------------------------------------------------------------------------------------
Media Principia     Montreal                     Media Principia is a state-of-the-art film production company.
                                                 The first Media Principia project mixed on the System 5 was
                                                 "The Baroness and The Pig" while shot on location in Hungary.
-----------------------------------------------------------------------------------------------------------------
                                                  BROADCAST
-----------------------------------------------------------------------------------------------------------------
World Wrestling     Connecticut                  WWF Entertainment installed System 5 for rigorous post and
Federation                                       ON-AIR broadcast schedule.
Entertainment
-----------------------------------------------------------------------------------------------------------------
China Television    People's Republic            On-Air Broadcaster.
                    of China
-----------------------------------------------------------------------------------------------------------------
Fisher              Seattle                      Full Digital On-Air Broadcast Studio.
Broadcasting
-- KOMO TV
-----------------------------------------------------------------------------------------------------------------
NBC                 Los Angeles                  TV show Tonight Show with Jay Leno.
-----------------------------------------------------------------------------------------------------------------
KTVT                Dallas/Fort Worth            On-Air Broadcaster.
-----------------------------------------------------------------------------------------------------------------
Tokyo Arvic         Japan                        On-Air Broadcaster.
-----------------------------------------------------------------------------------------------------------------
WMUR                New Hampshire                On-Air Broadcaster.
-----------------------------------------------------------------------------------------------------------------
Sky DTH             Florida                      Direct TV for South America.
Television
-----------------------------------------------------------------------------------------------------------------
                                            LIVE SOUND REINFORCEMENT
-----------------------------------------------------------------------------------------------------------------
The Gothenburg      Sweden                       Live sound reinforcement.
Opera House
-----------------------------------------------------------------------------------------------------------------
Royal Caribbean     Finland                      Live sound reinforcement.
Cruise Lines
-----------------------------------------------------------------------------------------------------------------
                                                   MULTIMEDIA
-----------------------------------------------------------------------------------------------------------------
Bull Frog Music     France                       Sound for multimedia games.
Studios (a
division of
Electronic Arts)
-----------------------------------------------------------------------------------------------------------------
Interplay           California                   Sound for multimedia games.
-----------------------------------------------------------------------------------------------------------------
SEGA                Tokyo                        Sound for multimedia games.
-----------------------------------------------------------------------------------------------------------------
                                                     OTHER
-----------------------------------------------------------------------------------------------------------------
Eastman School      University of Rochester      Sound recording education.
of Music
-----------------------------------------------------------------------------------------------------------------
Launch Media        Los Angeles                  Internet Music Magazine.
-----------------------------------------------------------------------------------------------------------------
University of       Ann Arbor                    Sound recording education.
Michigan
-----------------------------------------------------------------------------------------------------------------
Citrus College      Southern California          Sound recording education.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
 CUSTOMER              LOCATION                                           SAMPLE PROJECT/OTHER
-----------------------------------------------------------------------------------------------------------------
The Art Institute   Washington                   Sound recording education.
of Seattle
-----------------------------------------------------------------------------------------------------------------
Alchema College     London                       Sound recording education.
of the Arts
-----------------------------------------------------------------------------------------------------------------

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

EXECUTIVE OFFICERS

       Our executive and other officers and their ages as of December 31, 2000 are as follows:

             NAME                 AGE                     POSITION
----------------------------      ---        ------------------------------------
Steven W. Vining                  45         Chief Executive Officer and Director
Paul L. Hammel                    55         Senior Vice President of Operations
Steven H. Milne                   42         Vice President of Engineering
Piers Plaskitt                    46         President
Scott W. Silfvast                 38         Chief Product Officer and Director
Jeffrey A. Chew*                  51         Chief Operating Officer

----------
* Re-joined Euphonix in January 2001.

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

       Steven H. Milne joined us in April 1996 as Vice President of Engineering From 1992 to 1996, he was employed at Taligent, most recently as Director, Media Software Development. From 1986 to 1992, Mr. Milne was an engineer and manager working on audio for Apple Computer. Prior to that, Mr. Milne was employed by Sydis and Wang Laboratories, working on voice recording products.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

       We effected the initial public offering of our common stock on August 22, 1995, at a price to the public of $8.00 per share. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock:

                                                                HIGH        LOW
                                                                -----      -----
FISCAL 1999
    First quarter ........................................      $1.44      $1.03
    Second quarter .......................................       1.25       0.63
    Third quarter ........................................       2.13       0.75
    Fourth quarter .......................................       1.69       0.75

FISCAL 2000
    First quarter ........................................       4.50       0.91
    Second quarter .......................................       4.09       2.25
    Third quarter ........................................       2.75       1.69
    Fourth quarter .......................................      $2.22      $1.00

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

                                                                              YEAR ENDED DECEMBER 31
                                                        --------------------------------------------------------------------
                                                          2000
                                                        RESTATED         1999           1998           1997           1996
                                                        --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Net revenues .....................................      $ 14,779       $ 13,806       $ 15,614       $ 18,093       $ 18,237
Gross margin .....................................         4,468          5,697          7,014          8,859          9,396
Operating loss ...................................        (6,861)        (5,675)        (5,306)        (2,304)        (1,836)
Net loss .........................................        (8,821)        (6,329)        (5,240)        (1,932)        (1,398)
Net loss per share:
    Basic and diluted, as adjusted ...............      $  (0.73)      $  (0.74)      $  (0.82)      $  (0.35)      $  (0.25)
Shares used in computing net loss per share:
    Basic and diluted, as adjusted ...............        12,021          8,541          6,404          5,576          5,515

                                                 DECEMBER 31
                          ------------------------------------------------------------
                            2000
                          RESTATED        1999         1998         1997         1996
                          --------      -------      -------      -------      -------
BALANCE SHEET DATA:
Working capital            $ 5,594      $ 6,993      $ 5,922      $ 9,095      $11,035
Total assets                12,000       12,300       11,031       13,208       15,466
Long-term obligations        6,531        2,166           --           32           66
Shareholders' equity       $   712      $ 6,797      $ 7,375      $10,487      $12,338

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

       Effective January 1, 2000, we changed our method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, we recognized revenue generally upon shipment to customers including cases when installation was a condition of payment, provided all other revenue recognition criteria were met. Under the new accounting method adopted retroactive to January 1, 2000, we now defer all revenue until installation is complete (in those cases where installation is a condition of payment), provided all other revenue recognition criteria are met. If installation is not a term of our arrangement, we generally recognize revenue upon shipment.

ANNUAL RESULTS OF OPERATIONS

   Restatement of financial results for prior periods

       As discussed in note 16 the consolidated financial statements as of and for the year ended December 31, 2000 have been restated to reverse previously recognized revenue and related cost of revenues of $1,060,000 and $552,000, respectively. As a result, the previously reported net loss for the year and accumulated deficit at December 31, 2000 have each been increased by $508,000 and the loss per share for the year has been increased from $(0.69) to $(0.73). The restatement is the result of revenues of $322,000 and $738,000 from a contractual arrangement with a single customer that had been previously recognized upon the shipment or commissioning of our products at the customer's site in the quarters ended March 31, 2000 and June 30, 2000, respectively. However, it has since been determined that we had additional software delivery obligations that had not been fulfilled during the year ended December 31, 2000; generally accepted accounting principles preclude the recognition of any revenue from the arrangement until such obligations are satisfied. Those obligations were satisfied in the quarter ended December 31, 2001 and revenue of approximately $1 million and cost of revenue of $552,000 will be recognized in that quarter. Inasmuch as the entire amount of revenue due under the arrangement of $1,060,000 had been received at December 31, 2000, that amount and the related cost of revenues of $552,000 is deferred in the restated consolidated balance sheet as of that date.

       The effect of the restatement on previously reported revenue, net loss and loss per share for the year ended December 31, 2000 is as follows:

                               Year ended December 31, 2000
                            ----------------------------------
                            As reported *          As restated
                              USD `000              USD `000
                            -------------          -----------
Net revenues                   15,839                14,779
Net loss                       (8,313)               (8,821)
Net loss per share              (0.69)                (0.73)

            * includes the effect of adopting SAB 101 retroactive to January 1, 2000, as described in Note 1 and Note 15.

       The effect of the restatement on previously reported revenue, net loss and loss per share in each of the quarters ended March 31 and June 30, 2000 and the six and nine month periods ended June 30, 2000 and September 30, 2000 is as follows:

                           Three months ended          Three months ended           Six months ended           Nine months ended
                             March 31, 2000              June 30, 2000               June 30, 2000            September 30, 2000
                        -----------------------     -----------------------      ----------------------     -----------------------
                            As            As           As             As            As            As           As             As
                        reported*      restated     reported*      restated      reported*     restated     reported*      restated
                        ---------      --------     ---------      --------      ---------     --------     ---------      --------
                         USD `000      USD `000     USD `000       USD `000      USD `000      USD `000     USD `000       USD `000
Net revenues              1,835         1,513         4,208         3,470         6,043         4,983        10,637         9,577
Net Loss                 (3,862)       (4,039)       (1,468)       (1,799)       (5,330)       (5,838)       (6,242)       (6,750)
Net Loss per share        (0.33)        (0.34)        (0.12)        (0.15)        (0.45)        (0.49)        (0.52)        (0.56)

* includes the effect of adopting SAB 101 retroactive to January 1, 2000, as described in Notes 1 and 15.

   Net Revenues

       Net revenues in accordance with SAB 101 were $14.8 million in 2000. Applying the Company's historical revenue recognition policy, revenue for 2000 was $14.5 million, as compared to $13.8 million in 1999 and $15.6 million in 1998. This represented an increase of 5% in 2000 from 1999 and a decrease of 11.5% in 1999 from 1998. The higher revenue in 2000 was due primarily to the increased shipments of our System 5 all digital mixing console into the film/post-production segment of the market. In 2000, we added new Tier 1 film/post production studios to our list of customers, which include Liberty Livewire (formerly Todd-AO) and Deluxe Laboratories in Toronto, all of whom purchased multiple systems. The decrease in revenues in 1999 as compared to 1998 was primarily due to not having an all digital console (System 5) available for delivery until the second half of the year.

       International sales accounted for 42.8% of our 2000 revenues, compared to 33.4% in 1999 and 43.0% in 1998. International sales increased by approximately $1.7 million, or 34%, in 2000 compared to 1999 and decreased $2.1 million, or 31.3%, in 1999 compared to 1998. The increase in international sales in 2000 compared to 1999 reflected higher sales in the Pacific Rim countries, especially in Japan, which more than offset declining sales in Europe. In order to improve our competitive position, in April 2000, we entered into a joint venture with Audio Export. Pursuant to this joint venture, Audio Export now manages (as well as owns 70% of) the Euphonix Europe sales and service organization, and is the exclusive distributor of Euphonix products in all Europe, Middle East and Africa. The decrease in international sales in 1999 compared to 1998 was attributed to weak sales in the Pacific Rim and Europe. The decline in Pacific Rim sales in

1999 was due to a weakness in the Asian economy. The decline in European sales in 1999 was the result of employee turnover within the international sales department and the loss of sales representatives, which limited our ability to maintain existing market share and penetrate new markets abroad.

   Gross Margins

       Cost of revenues consists primarily of purchased parts, components, assembly, test, procurement costs, production management/engineering, warehousing, product installation costs, warranty and provisions for inventory obsolescence. The resulting gross margins fluctuate based on factors such as the mix of products sold, the amount of direct, end-user sales versus sales through distributors, price discounts, sales promotion programs, and third-party hardware included in the systems sold by us. Gross margins decreased to 30.2% in 2000, as compared to 41.3% in 1999 and 44.9% in 1998.

       The decrease in gross margins during 2000 was primarily due to increased purchased parts and components costs. In 2000, we competed in an environment where global demand for many of our materials was far in excess of supply. This market situation, combined with slow payments to vendors due to cash flow constra ints, led to higher prices in many instances and hampered us in our efforts to procure our material at lower costs. Even though the System 5 and R-1 recorder were introduced in 1999, we were still on a learning curve, which resulted in higher than normal warranty and scrap costs and labor inefficiencies.

       The decrease in gross margins in 1999 was primarily due to initial costs associated with shipments of the R-1 recorder, which began shipping in the first quarter of 1999, and the new System 5, which began volume shipping in the second half of 1999.

   Research and Development

       Research and development expenses decreased by $0.9 million, or 20.5%, in the year ended December 31, 2000 compared to 1999 and decreased $0.1 million, or 2.2%, in the year ended December 31, 1999 compared to 1998. Research and development expenses decreased as a percentage of revenues to 24.1% in 2000 from 32.5% in 1999 due to the decrease in research and development expenses in 2000 as noted above and higher revenues in 2000. Research and development expenses increased as a percentage of revenues to 32.5% in 1999 from 29.4% in 1998 primarily due to lower revenues in 1999. The decreased expenditures in 2000 were primarily due to a full twelve months of savings due to the reduction in force in our Woodinville facility, as compared to three months of savings in 1999. During 2000 we also experienced higher than normal employee turnover, resulting in a reduced number of employees and lower costs for the year. The decrease in 1999 was primarily due to a winding down of engineering development of the new R-1 Recorder and new System 5 digital console, both of which were under development in 1998 and began shipment in the first and second quarter of 1999, respectively.

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

       As a percentage of revenues, marketing and selling expenses decreased to 37.8% in 2000, as compared to 40.5% in 1999. As a percentage of revenues, marketing and selling expenses increased to 40.5% in 1999, as compared to 34.9% in 1998, primarily due to lower revenues in 1999. This was primarily due to the savings relating to the joint venture with Audio Export, which was offset by higher salary and commission costs in marketing and selling expenses in 2000, and higher revenues in 2000.

   General and Administrative

       General and administrative expenses increased by $0.9 million, or 67.0%, in 2000 as compared to 1999, and decreased $1.0 million, or 43.1% in 1999 as compared to 1998. As a percentage of revenues, general and administrative expenses increased to 14.7% in 2000 from 9.4% in 1999, and decreased to 9.4% in 1999 from 14.6% in 1998. The increase in 2000 was primarily due to higher salary and benefits, recruitment expenses, outside accounting and legal expenses, and goodwill amortization relating to the joint venture with Audio Export. The decrease in 1999 was primarily due to a decrease in the allowance for doubtful accounts reserve due to the collection of previously reserved for balances and a reduction in payroll expenses.

   Interest expense and other charges

       Interest expense and other charges were $1.7 million in 2000, as compared to $748,000 in 1999 and $8,000 in 1998. This represented an increase of 132.2% in 2000 as compared to 1999, and 9,250% in 1999 as compared to 1998. As a percent of net revenues, interest expense and other charges increased to 11.8% in 2000 from 1999, and increased to 5.4% in 1999 from 0.05% in 1998. Interest expense for 2000 included a charge of $1,279,000 related to the beneficial conversion feature associated with the convertible promissory notes and attached warrants issued on February 22, 2000. Interest expense for 1999 included a charge of $613,000 related to the beneficial conversion feature associated with the convertible promissory notes issued in July 1999.

   Equity in net loss of investee

       The equity in net loss of investee for the year ended December 31, 2000 was $105,000. There was no such amount for the year ended December 31, 1999.

   Provision/(benefit) for Income Taxes

       No provision for federal and state income taxes was recorded for the years ended December 31, 2000, 1999 and 1998 as the Company incurred net operating losses during the period.

LIQUIDITY AND CAPITAL RESOURCES

       We have funded our operations primarily through cash flows from operations and the private sale of equity and debt securities. For the year ended December 31, 2000, cash and cash equivalents decreased by $251,000 to approximately $587,000. Also during this period, working capital decreased by $1.4 million to approximately $5.6 million.

       Our operating activities used cash of approximately $4.9 million in 2000, $7.4 million in 1999 and $2.6 million in 1998. Cash used in operating activities for 2000 was comprised primarily of a net loss, and a decrease in accounts payable, offset partially by an increase in customer deposits, an increase in deferred revenue and a non cash charge related to the beneficial conversion feature on convertible notes. Cash used in operating activities for 1999 was comprised primarily of a net loss, an increase in inventory, an increase in accounts receivable, a decrease in allowance for doubtful accounts, and a decrease in accrued liabilities, offset partially by higher depreciation and amortization expense, an increase in accounts payable, an increase in customer deposits and a decrease in prepaid expenses and other assets. Cash used in operating activities for 1998 was comprised primarily of net loss, a decrease in customer deposits and an increase in prepaid expenses and other assets, offset partially by higher depreciation and amortization expense, a decrease in income tax receivable and a decrease in accounts receivable.

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

       As of November 27, 2001, we believe that our available cash and cash equivalents will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the end of 2001. We believe that failure to generate sufficient revenues, reduce certain discretionary spending or raise additional financing could have a material adverse effect on our ability to continue as a going concern and achieve our intended business objectives. In order to meet our long-term liquidity needs, we may need to raise additional funds, establish a credit facility or seek other financing arrangements. We are actively engaged in securing a new borrowing facility, although there is no assurance that we will be successful in doing so. Moreover, the maturity dates of our outstanding promissory notes will become due in early 2002. Although the notes may be converted into shares of our common stock, there is no assurance that the investors will choose to convert their notes, and we may have to repay these loans in 2002.

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

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       A number of uncertainties exist that could affect our future operating results, including, without limitation, the following:

WE HAVE INCURRED SIGNIFICANT LOSSES FOR THE PAST FIVE YEARS, AND MAY NEED TO RAISE ADDITIONAL FUNDING IN ORDER TO FUND OUR OPERATIONS

       We incurred net losses of approximately $8.8 million in 2000, $6.3 million in 1999, $5.2 million in 1998, $1.9 million in 1997, and $1.4 million in 1996, and we will continue to expend substantial funds to increase the versatility and functionality of the System 5 digital console in fiscal 2001. We recently received commitments from existing investors to loan us $3.5 million during 2001 and extended until early 2002 the maturity dates for all promissory notes previously due in 2001. However, unless we raise additional funds, we believe that our cash and cash equivalents, and our current borrowing facility, together with cash flows from operations, will not provide sufficient capital to fund our operations through December 31, 2001. Although we believe that additional debt or equity financing will be available from existing investors and others, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a severe negative impact, and we may be unable to fund operations.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN OUR SHARES BEING SUSPENDED OR DELISTED FROM NASDAQ

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
Report of Independent Accountants..........................................................................   30

Report of Independent Auditors.............................................................................   31

Consolidated Balance Sheets as of December 31, 2000 and 1999...............................................   32

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.................   33

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.......   34

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................   35

Notes to Consolidated Financial Statements.................................................................   36

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

       As discussed in Note 16 to the consolidated financial statements, the Company has restated its 2000 consolidated financial statements.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated March 26, 2001, the Company, as discussed in Note 1 to the consolidated financial statements, has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 26, 2001 except as to Note 1 and Note 16, as to which the date is November 20, 2001

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

                                        /s/ ERNST & YOUNG LLP

San Jose, California
March 4, 1999

                                 EUPHONIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           RESTATED
                                                                                           --------       --------
Current assets:
    Cash and cash equivalents .......................................................      $    587       $    838
    Accounts receivable, (net of allowance for doubtful accounts of $142 in 2000
      and $112 in 1999) .............................................................         2,389          2,354
    Inventories, net ................................................................         6,969          6,964
    Prepaid expenses and other current assets .......................................           406            174
                                                                                           --------       --------
          Total current assets ......................................................        10,351         10,330
Property and equipment, net .........................................................         1,127          1,881
Other assets ........................................................................           522             89
                                                                                           --------       --------
          Total assets ..............................................................      $ 12,000       $ 12,300
                                                                                           ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................................      $  1,841       $  2,007
    Accrued liabilities .............................................................         1,174          1,090
    Deferred revenue, net ...........................................................           882             --
    Customer deposits ...............................................................           860            240
                                                                                           --------       --------
          Total current liabilities .................................................         4,757          3,337
Notes payable .......................................................................         6,531          2,166
                                                                                           --------       --------
          Total liabilities .........................................................        11,288          5,503
                                                                                           --------       --------
Commitments and contingencies (Note 6)
Shareholders' equity:
    Preferred stock, $0.001 par value: 2,000,000 authorized shares, none issued
      and outstanding ...............................................................            --             --
    Common stock, $0.001 par value: 20,000,000 authorized shares, 12,190,099 and
      11,591,000 shares issued and outstanding in 2000 and 1999, respectively .......            12             12
    Additional paid-in capital ......................................................        24,191         21,402
    Unearned compensation ...........................................................           (53)            --
    Accumulated other comprehensive income ..........................................            42             42
    Accumulated deficit .............................................................       (23,480)       (14,659)
                                                                                           --------       --------
          Total shareholders' equity ................................................           712          6,797
                                                                                           --------       --------
          Total liabilities and shareholders' equity ................................      $ 12,000       $ 12,300
                                                                                           ========       ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                 EUPHONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------------
                                                                                      2000           1999           1998
                                                                                    RESTATED
                                                                                    --------       --------       --------
Net revenues .................................................................      $ 14,779       $ 13,806       $ 15,614
Cost of revenues .............................................................        10,311          8,109          8,600
                                                                                    --------       --------       --------
Gross margin .................................................................         4,468          5,697          7,014
                                                                                    --------       --------       --------
Operating expenses:
    Research and development .................................................         3,566          4,485          4,587
    Sales and marketing ......................................................         5,594          5,588          5,450
    General and administrative ...............................................         2,169          1,299          2,283
                                                                                    --------       --------       --------
          Total operating expenses ...........................................        11,329         11,372         12,320
                                                                                    --------       --------       --------
Operating loss ...............................................................        (6,861)        (5,675)        (5,306)
Interest and other income ....................................................            41             94             74
Interest expense and other charges ...........................................        (1,737)          (748)            (8)
                                                                                    --------       --------       --------
Loss before equity in net loss of investee and cumulative  effect of a
  change in accounting principle .............................................        (8,557)        (6,329)        (5,240)
Equity in net loss of investee ...............................................          (105)            --             --
                                                                                    --------       --------       --------
Loss before cumulative effect of a change in accounting  principle ...........        (8,662)        (6,329)        (5,240)
Cumulative effect of a change in accounting principle ........................          (159)            --             --
                                                                                    --------       --------       --------
Net loss .....................................................................      $ (8,821)      $ (6,329)      $ (5,240)
                                                                                    ========       ========       ========
Net loss per share, basic and diluted:
    Loss before cumulative effect of a change in accounting principle ........      $  (0.72)      $  (0.74)      $  (0.82)
                                                                                                   ========       ========
    Adjustment for effect of a change in accounting principle ................         (0.01)
                                                                                    --------
Net loss per share as adjusted, basic and diluted ............................      $  (0.73)
                                                                                    ========
Pro forma amounts assuming the accounting change is applied retroactively
  (Note 1):
    Net loss .................................................................      $ (8,662)      $ (5,978)      $ (5,664)
                                                                                    ========       ========       ========
    Net loss per share, basic and diluted ....................................      $  (0.72)      $  (0.70)      $  (0.88)
                                                                                    ========       ========       ========
Shares used in computing net loss per share, basic and diluted ...............        12,021          8,541          6,404
                                                                                    ========       ========       ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                 EUPHONIX, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                 COMMON STOCK       ADDITIONAL                 OTHER
                                             --------------------    PAID-IN     UNEARNED   COMPENSATION  ACCUMULATED
                                              SHARES      AMOUNT     CAPITAL  COMPREHENSIVE INCOME (LOSS)   DEFICIT      TOTAL
                                             --------    --------   --------- ------------- ------------  -----------   --------
BALANCE AT DECEMBER 31, 1997 ..............     5,590    $      6    $ 13,723    $   (140)    $    (12)    $ (3,090)    $ 10,487
Issuance of common stock ..................     1,040           1       1,949          --           --           --        1,950
Exercise of stock options .................         5          --           1          --           --           --            1
Amortization of deferred compensation .....        --          --          --          90           --           --           90
Net loss ..................................        --          --          --          --           --       (5,240)
Foreign currency translation adjustment ...        --          --          --          --           87           --
Comprehensive loss ........................        --          --          --          --           --           --       (5,153)
                                             --------    --------    --------    --------     --------     --------     --------
BALANCE AT DECEMBER 31, 1998 ..............     6,635           7      15,673         (50)          75       (8,330)       7,375
Beneficial conversion feature on
  issuance of convertible note
  payable .................................        --          --         613          --           --           --          613
Issuance of common stock ..................     2,903           3       3,051          --           --           --        3,054
Conversion of note payable ................     1,981           2       2,065          --           --           --        2,067
Exercise of stock options .................        72          --          --          --           --           --           --
Amortization of deferred
  compensation ............................        --          --          --          50           --           --           50
Net loss ..................................        --          --          --          --           --       (6,329)
Foreign currency translation
  adjustment ..............................        --          --          --          --          (33)          --
Comprehensive loss ........................        --          --          --          --           --           --       (6,362)
                                             --------    --------    --------    --------     --------     --------     --------
BALANCE AT DECEMBER 31, 1999 ..............    11,591          12      21,402          --           42      (14,659)       6,797
Cumulative effect of a change in
  accounting principle ....................        --          --          --          --           --         (159)        (159)
Beneficial conversion feature on
  issuance of convertible note
  payable .................................        --          --       1,279          --           --           --        1,279
Issuance of common stock to existing
  investors ...............................       148          --         500          --           --           --          500
Issuance of common stock in connection
  with the joint venture ..................       240          --         660          --           --           --          660
Exercise of stock options .................       134          --         135          --           --           --          135
Unearned compensation .....................        77          --         215        (215)          --           --           --
Amortization of deferred
  compensation ............................        --          --          --         162           --           --          162
Restated net loss .........................        --          --          --          --           --       (8,662)
Foreign currency translation
  adjustment ..............................        --          --          --          --           --           --
Restated comprehensive loss ...............        --          --          --          --           --           --       (8,662)
                                             --------    --------    --------    --------     --------     --------     --------
BALANCE AT DECEMBER 31, 2000 AS
  RESTATED ................................    12,190    $     12    $ 24,191    $    (53)    $     42     $(23,480)    $    712
                                             ========    ========    ========    ========     ========     ========     ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                 EUPHONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31
                                                                           -----------------------------------
                                                                             2000          1999          1998
                                                                           RESTATED
                                                                           --------      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(8,821)      $(6,329)      $(5,240)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                              652           625           595
    Deferred income taxes                                                       --            --            81
    Loss on disposal of fixed assets                                            54            --           161
    Allowance for doubtful accounts                                             30          (291)          180
    Beneficial conversion on convertible note payable                        1,279           613            --
    Interest accrued on notes payable                                          364            67            --
    Amortization of unearned compensation                                      162            50            90
    Changes in assets and liabilities:
           Accounts receivable                                                 (65)         (520)          187
           Inventory                                                           115        (1,405)         (248)
           Prepaid expenses and other assets (including  current)              (98)           53           (50)
           Income tax                                                           --            --           544
           Accounts payable                                                   (166)          371           712
           Accrued liabilities                                                  84          (614)          482
           Deferred revenue                                                    882          (185)           --
           Customer deposits                                                   620           142          (140)
                                                                           -------       -------       -------
                     Net cash used in operating activities                  (4,908)       (7,423)       (2,646)
                                                                           -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of available-for-sale securities                        --           601         1,109
    Purchase of property and equipment, net of retirements                    (278)       (1,131)         (657)
                                                                           -------       -------       -------
                     Net cash provided by (used in) investing
                       activities                                             (278)         (530)          452
                                                                           -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable                                  4,000         4,100            --
    Proceeds from sale of common stock                                         800         3,054         1,951
    Proceeds from exercise of stock options                                    135            --            --
    Proceeds from short-term borrowings                                         --            --           500
    Repayment of short-term borrowings                                          --            --          (500)
                                                                           -------       -------       -------
                     Net cash provided by financing activities               4,935         7,154         1,951
                                                                           -------       -------       -------
Net decrease in cash and cash equivalents                                     (251)         (799)         (243)
Cash and cash equivalents at beginning of year                                 838         1,637         1,880
                                                                           -------       -------       -------
Cash and cash equivalents at end of year                                   $   587       $   838       $ 1,637
                                                                           =======       =======       =======
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of notes payable into common stock                          $    --       $ 2,000            --
                                                                           -------       -------       -------
    Equity investment in joint venture                                     $   657       $    --       $    --
                                                                           -------       -------       -------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                 EUPHONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

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

       The Company continues to incur substantial losses and negative cash flows from operations. For the year ended December 31, 2000, the Company incurred an operating loss of $6,861,000 and negative cash flows from operations of $4,908,000 and has an accumulated deficit of $23,480,000. Management expects operating losses and negative cash flows to continue for the foreseeable future due to the need to incur additional costs and expenses related to its operating needs, develop new or enhance existing products, respond to competitive pressures, or acquire or invest in complementary businesses, technologies, services or products. Management plans to increase revenue, control costs and raise additional financing. The Company is actively engaged in securing a new borrowing facility, although there is no assurance that the Company will be successful in doing so.

       The Company believes that its available cash and cash equivalents will not be sufficient to meet its anticipated needs for working capital and capital expenditures through the end of 2001. The Company believes that failure to generate sufficient revenues, reduce certain discretionary spending or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and achieve its intended business objectives.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 EUPHONIX, INC.

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

       Leasehold improvement are amortized over the lesser of the lease term or the estimated useful life of the improvement. Useful lives by principal classes of property and equipment are as follows:

                                 EUPHONIX, INC.

Furniture and fixtures.................................       7 years
Computer equipment and purchased software..............       3 years
Leasehold improvements.................................     5-7 years
Demonstration equipment................................     3-5 years

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

REVENUE RECOGNITION

       Product Revenue and Change in Accounting Principle

       Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, the Company has recognized revenue generally upon shipment to customers including cases when installation was a condition of payment, provided all other revenue recognition criteria were met. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers all revenue until installation is complete (in those cases where installation is a condition of payment), provided all other revenue recognition criteria are met.

                                 EUPHONIX, INC.

       The pro forma effect of the retroactive application for the years December 31, 2000, 1999 and 1998 is shown as a footnote to the Statement of Operations. The quarters for the year ended December 31, 2000, as restated for the effects of the change in accounting principle are shown in Note 15.

       The pro forma effect of the retroactive application for the quarter ended December 31, 1999 (the quarter in which SAB 101 was adopted) is as follows:

                                                                         FOURTH QUARTER ENDED DECEMBER 31, 1999
                                                                        -----------------------------------------
                                                                        AS REPORTED     ADJUSTMENT      PRO FORMA
                                                                        -----------     ----------      ---------
                                                                          (in thousands, except per share data)
Revenue ............................................................      $  5,022       $   (289)      $  4,733
                                                                          --------                      --------
Gross margin .......................................................      $  2,686       $   (159)      $  2,527
                                                                          --------                      --------
Net loss ...........................................................      $   (771)      $   (159)      $   (930)
                                                                          ========                      ========
Basic and diluted loss per share ...................................      $  (0.07)                     $  (0.09)
                                                                          ========                      ========
Shares used in computing basic and diluted net loss per share ......        10,660                        10,660
                                                                          ========                      ========

       Revenue for Contracts that Include Sales of Software and Software Modification

       The Company recognizes revenue for contracts which include future sales of software and software modification using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered software and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

       The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated:

                                       DECEMBER 31
                               ---------------------------
                                2000       1999       1998
                               -----      -----      -----
Convertible notes payable      5,199      2,888         --
Common stock options           3,279      2,558      1,800
                               -----      -----      -----
                               8,478      5,446      1,800
                               =====      =====      =====

                                 EUPHONIX, INC.

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

                                 EUPHONIX, INC.

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

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                               DECEMBER 31
                                                          ---------------------
                                                           2000           1999
                                                          -------       -------
                                                              (in thousands)
INVENTORY, NET:
    Raw materials ..................................      $ 2,474       $ 2,878
    Work-in-progress ...............................        1,084         1,494
    Finished goods .................................        3,411         2,592
                                                          -------       -------
                                                          $ 6,969       $ 6,964
                                                          =======       =======
OTHER ASSETS:
    Equity investment in joint venture .............      $   462       $    --
    Other ..........................................           60            89
                                                          -------       -------
                                                          $   522       $    89
                                                          =======       =======
PROPERTY AND EQUIPMENT:
    Furniture and fixtures .........................      $   124       $   248
    Computer equipment and purchased software ......        2,080         2,226
    Leasehold improvements .........................          330           326
    Demonstration equipment ........................          647         1,059
                                                          -------       -------
                                                            3,181         3,859
    Accumulated depreciation .......................       (2,054)       (1,978)
                                                          -------       -------
                                                          $ 1,127       $ 1,881
                                                          =======       =======

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

                                              DECEMBER 31,
                                           ------------------
                                            2000        1999
                                           ------      ------
ACCRUED LIABILITIES:
    Accrued compensation and related       $  445      $  429
    Accrued warranty                          265         244
    Accrued commissions                        91          83
    Sales tax payable                         149          91
    Other                                     224         243
                                           ------      ------
                                           $1,174      $1,090
                                           ======      ======

                                 EUPHONIX, INC.

NOTE 4 -- JOINT VENTURE:

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

NOTE 5 -- NOTES PAYABLE:

       Notes payable comprised as follows:

                                            DECEMBER 31
                                         ------------------
                                          2000        1999
                                         ------      ------
                                           (in thousands)
ISSUE DATE:
    July 30, 1999 .................      $2,100      $2,100
    February 22, 2000 .............       1,500          --
    April 14, 2000 ................         900          --
    September 7, 2000 .............         400          --
    December 29, 2000 .............       1,300          --
                                         ------      ------
                                          6,100       2,100
Accrued interest ..................         431          66
                                         ------      ------
Notes payable, long-term ..........      $6,531      $2,166
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

                                 EUPHONIX, INC.

conversion feature charge in the amount of $613,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense. In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

       In February 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,500,000. The notes accrue interest at 10% per annum with principal and accrued interest due at February 22, 2002. The assets of the Company are pledged as collateral. The note contains a conversion feature to allow the holder to convert the note into common stock of the Company at a rate of $2.531 per share. In addition, this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,185,185 shares of common stock at prices ranging from $3 to $5. The warrants, if issued, will be exercisable at any time and from time to time in part or in full on or before February 1, 2003. At the date of issuance of the note, the quoted market price of the Company's stock was $2.531 per share, resulting in a beneficial conversion feature of $1,279,000. The beneficial conversion feature charge was recorded as a credit to equity and a charge to interest expense at the time the notes were issued.

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

       In September 2000, the Company executed a promissory note with an existing investor under which the Company borrowed $400,000. The note accrues interest at 8% per annum with principal and accrued interest due at July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which is subject to shareholder approval, and if approved, will allow the holder to convert the note into common stock of the Company at a rate of $2.3562 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 181,988 shares of common stock at a rate of $2.3562 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before September 7, 2005. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date (the commitment date). In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

       In December 2000, the Company executed promissory notes with existing investors under which the Company borrowed $1,800,000. The notes accrue interest at 8% per annum with principal and accrued interest due at July 31, 2001. The assets of the Company are pledged as collateral. As of December 31, 2000, the remaining draw down balance of these notes was $500,000. The notes contain a conversion feature,

                                 EUPHONIX, INC.

which is subject to shareholder approval, and if approved, will allow the holder to convert the note in common stock of the Company at a rate of $1.26 per share. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 1,502,963 shares of common stock at a rate of $1.26 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before December 29, 2005. The Company expects that this note will be approved by the shareholders, and upon approval the Company will measure and record a beneficial conversion feature charge, if the accounting conversion rate is lower than the fair market value of the Company's common stock on that date (the commitment date). In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES:

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

LEASE COMMITMENTS

       The Company leases facilities for its headquarters in Palo Alto, California, its subsidiary in Woodinville, Washington, and its sales offices in Los Angeles, Nashville, New York and Tokyo. The operating lease agreement for Palo Alto expires in November 2001, and the other leases expire at various dates through August 2003. All leases contain renewal options. Certain leases contain provisions for rental adjustments and require the Company to pay property taxes, insurance and normal maintenance costs. In September 1998, the Company sub-leased portions of its facilities in Palo Alto and New York.

       The aggregate future minimum lease payments under operating leases are as follows (in thousands):

NET

                              FACILITIES   SUBLEASES  COMMITMENTS
                              ----------   ---------  -----------
                                        (in thousands)
2001 .....................      $  925      $  390      $  535
2002 .....................         125          --         125
2003 .....................          76          --          76
2004 .....................          --          --          --
2005 .....................          --          --          --
Thereafter ...............          --          --          --
                                ------      ------      ------
           Total .........      $1,126      $  390      $  736
                                ======      ======      ======

       Total rent expense was approximately $1,190,000, $967,000 and $744,000 in 2000, 1999 and 1998, respectively.

                                 EUPHONIX, INC.

NOTE 7 -- PREFERRED STOCK AND COMMON STOCK:

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

                                 EUPHONIX, INC.

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

       A summary of the Company's stock option activity for all of its stock option plans, is as follows (in thousands except per share amounts):

                                                                  OUTSTANDING OPTIONS
                                      -------------------------------------------------------------------------------
                                      SHARES AVAILABLE     NUMBER OF SHARES                          WEIGHTED AVERAGE
                                          FOR GRANT          OUTSTANDING        PRICE PER SHARE       EXERCISE PRICE
                                      ----------------     ----------------     ---------------      ----------------
BALANCE AT DECEMBER 31, 1997 ......           935               1,166             $0.100-5.375           $  2.77
    Granted .......................          (654)                654              0.938-2.500              1.27
    Exercised .....................            --                  (5)             0.150-0.200              0.18
    Canceled ......................            15                 (15)             0.150-5.375              2.13
                                           ------              ------

BALANCE AT DECEMBER 31, 1998 ......           296               1,800              0.100-5.375              2.25
    Authorized ....................           750                  --                  --                     --
    Granted .......................          (938)                938              0.001-1.250              0.93
    Exercised .....................            --                 (72)             0.001-0.200             0.003
    Canceled ......................           108                (108)             0.200-5.375              1.88
                                           ------              ------
BALANCE AT DECEMBER 31, 1999.......           216               2,558              0.001-5.375              2.77
    Authorized.....................         2,000                  --                  --                     --
    Granted........................        (1,285)              1,285              0.100-4.250              2.15
    Exercised......................            --                (134)             0.100-3.000              1.02
    Canceled.......................           430                (430)             0.750-5.375              2.08
                                           ------              ------
BALANCE AT DECEMBER 31, 2000.......         1,361               3,279             $0.100-5.375           $  2.18
                                           ======              ======

                                 EUPHONIX, INC.

       The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         -----------------------------------   -------------------------------------
                                         WEIGHTED AVERAGE
                     NUMBER OF SHARES       REMAINING                          NUMBER OF SHARES
RANGE OF EXERCISE      OUTSTANDING       CONTRACTUAL LIFE   WEIGHTED AVERAGE      OUTSTANDING       WEIGHTED AVERAGE
      PRICE           (IN THOUSANDS)        (IN YEARS)       EXERCISE PRICE     (IN THOUSANDS)       EXERCISE PRICE
-----------------    ----------------    ----------------   ----------------   ----------------     ----------------
   $0.10-0.15                  4                2.0              $0.15                  4               $0.15
    0.16-1.25              1,150                8.2               1.01                628                1.01
    1.26-2.00                567                7.1               1.68                435                1.77
    2.01-4.00              1,270                9.5               2.20                 52                2.94
   $4.01-5.38                288                5.2               5.32                278                5.34
                          ------                                                   ------
      Total                3,279                8.3              $1.96              1,397               $2.18
                          ======                                                   ======

       Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value method. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option-pricing model. The minimum value method differs from the Black-Scholes option-pricing model because it does not consider the effect of expected volatility. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                               2000              1999              1998
                                               ----              ----              ----
                                                            (IN THOUSANDS)
Risk-free rates ................               5.88%             6.44%             5.59%
Expected lives (in years) ......                  6                 6                 6
Dividend yield .................                  0%                0%                0%
Expected volatility ............                 83%               78%               90%

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

                                 EUPHONIX, INC.

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

       For the purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                               2000            1999             1998
                                                             RESTATED
                                                            ---------        ---------        ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss ..............................................     $  (8,821)       $  (6,329)       $  (5,240)
Net loss per share as adjusted, basic and diluted .....     $   (0.73)       $   (0.74)       $   (0.82)
Pro forma net loss ....................................     $  (9,601)       $  (7,213)       $  (6,220)
Pro forma net loss per share, basic and diluted .......     $   (0.80)       $   (0.84)       $   (0.97)

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

       Deferred tax assets (liabilities) consist of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                         2000             1999
                                                        -------         -------
                                                             (IN THOUSANDS)
Deferred tax assets:
    Net operating loss carryforwards ...........        $ 6,830         $ 4,185
    Credit carryforwards .......................          1,144             862
    Capitalized research and development .......            518             514
    Reserves and other .........................            926             737
                                                        -------         -------
       Deferred tax assets .....................          9,418           6,298
Deferred tax liabilities .......................             --              --
Gross deferred tax asset .......................          9,418           6,298
Valuation allowance ............................          9,418         (6,298)
                                                        -------         -------
Net deferred tax assets ........................        $    --         $    --
                                                        =======         =======

                                 EUPHONIX, INC.

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

       Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                         YEAR ENDED DECEMBER 31
                                                     ------------------------------
                                                     2000         1999         1998
                                                     ----         ----         ----
Tax at federal statutory rate ...............        (34)%        (34)%        (34)%
State taxes .................................         --           --           (6)%
Research and development credits ............         --           --          (10)%
Other .......................................         --           --           (4)%
Beneficial conversion of note payable .......          5%           3%          --
Non-recognition of tax benefit ..............         29%          31%          54%
                                                     ---          ---          ---
    Total ...................................         --           --           --
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

NOTE 11 -- RELATED PARTY TRANSACTIONS:

       In February 2000, April 2000, September 2000 and December 2000, the Company issued convertible promissory notes with certain new and existing investors for $1,500,000, $800,000, $400,000 and $1,800,000, respectively (Note
5).

       In February 2000, in connection with the joint venture with Audio Export, the President of Audio Export purchased 240,000 shares of common stock for $300,000 (Note 4).

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

       During the year ended December 31, 2000, the Company sold product to Euphonix Europe (the joint venture) for $530,000. As of December 31, 2000, Euphonix Europe owed the Company $40,100.

                                 EUPHONIX, INC.

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

       The Company markets its products in the United States and in foreign countries through its sales personnel, sales representatives and distributors. The Company's geographic information is as follows:

REVENUES

                                            YEAR ENDED DECEMBER 31,
                                      -------------------------------------
                                       2000           1999           1998
                                     (RESTATED)
                                      -------        -------        -------
                                                 (IN THOUSANDS)
United States ................        $ 8,460        $ 9,196        $ 8,903
Export:
    Japan ....................          2,515          1,594          3,361
    Others ...................          3,804          3,016          3,350
                                      -------        -------        -------
                                      $14,779        $13,806        $15,614
                                      =======        =======        =======

LONG-LIVED ASSETS

                                     YEAR ENDED DECEMBER 31,
                                     ----------------------
                                       2000          1999
                                     -------        -------
                                         (IN THOUSANDS)
United States ................        $1,614        $1,772
Other ........................            35           198
                                      ------        ------
                                      $1,649        $1,970
                                      ------        ------

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

CHANGE IN ACCOUNTING PRINCIPLE

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

                                                      FIRST QUARTER ENDED MARCH 31, 2000    SECOND QUARTER ENDED JUNE 30, 2000
                                                      -----------------------------------   ----------------------------------
                                                          AS                                    AS
                                                      PREVIOUSLY                    AS      PREVIOUSLY                   AS
                                                       REPORTED    ADJUSTMENT    RESTATED    REPORTED   ADJUSTMENT    RESTATED
                                                      ----------   ----------    --------   ----------  ----------    --------
Revenues ...........................................    $  2,835    $ (1,000)    $  1,835    $  4,241    $    (33)    $  4,208
                                                        --------    --------     --------    --------    --------     --------
Gross margin .......................................         760        (664)          96       1,488         (34)       1,454
                                                        --------    --------     --------    --------    --------     --------
Loss before cumulative effect of change in
  accounting principle .............................      (3,198)       (664)      (3,862)     (1,434)        (34)      (1,468)

Cumulative effect of a change in accounting
  principle ........................................          --          --           --          --          --           --
                                                        --------    --------     --------    --------    --------     --------
Net Loss ...........................................    $ (3,198)   $   (664)    $ (3,862)   $ (1,434)   $    (34)    $ (1,468)
                                                        --------    --------     --------    --------    --------     --------
Basic and diluted loss per share:
Loss before cumulative effect of a change in
  accounting principle .............................    $  (0.27)                $  (0.33)   $  (0.12)                $  (0.12)
Adjustment for effect of a change in accounting
  principle ........................................
Basic and diluted loss per share as
  adjusted .........................................    $  (0.27)                $  (0.33)   $  (0.12)                $  (0.12)
                                                        --------                 --------    --------                 --------
Shares used in computing basic and diluted net
  loss per share ...................................      11,719                   11,719      12,021                   12,021
                                                        --------                 --------    --------                 --------

                                 EUPHONIX, INC.

                                                                                                    FOURTH QUARTER
                                                                                                         ENDED
                                                                     THIRD QUARTER ENDED             DECEMBER 31,
                                                                      SEPTEMBER 30, 2000                  2000            TOTAL
                                                          ----------------------------------------  ---------------    -----------
                                                              AS
                                                          PREVIOUSLY
                                                           REPORTED*     ADJUSTMENT    AS RESTATED    AS REPORTED      AS REPORTED
                                                          ----------     ----------    -----------    -----------      -----------
Revenues ...............................................   $  3,568       $  1,026      $  4,594       $  5,202         $ 15,839
                                                           --------       --------      --------       --------         --------
Gross margin ...........................................        934            702         1,636          1,790            4,976
                                                           --------       --------      --------       --------         --------
Loss before cumulative effect of change in
    accounting principle ...............................     (1,614)           702          (912)        (1,912)          (8,154)
Cumulative effect of a change in accounting
    principle ..........................................         --             --            --             --             (159)*
                                                           --------       --------      --------       --------         --------
Net Loss ...............................................   $ (1,614)      $    702      $   (912)      $ (1,912)        $ (8,313)*
                                                           --------       --------      --------       --------         --------
Basic and diluted loss per share:

Loss before cumulative effect of a change in
    accounting principle ...............................   $  (0.13)                    $  (0.08)      $  (0.16)        $  (0.68)

Adjustment for effect of a change in accounting
    principle ..........................................                                                                   (0.01)

Basic and diluted loss per share as adjusted ...........   $  (0.13)                    $  (0.08)      $  (0.16)        $  (0.69)
                                                           --------                     --------       --------         --------
Shares used in computing basic and diluted net loss
    per share ..........................................     12,158                       12,158         12,184           12,021
                                                           --------                     --------       --------         --------

----------
* The cumulative effect arose as a result of deferring $289,000 of revenues and related cost of revenues of $130,000, which was originally recorded in the fourth quarter of 1999.

As previously reported:

                                                                                        QUARTERS ENDED
                                                                ---------------------------------------------------------------
                                                                MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                                  1999         1999         1999           1999          TOTAL
                                                                --------     --------   -------------   ------------   --------
Revenues ...............................................        $  2,159     $  2,861     $  3,764       $  5,022      $ 13,806
Gross margin ...........................................             397        1,033        1,581          2,686         5,697
Net loss ...............................................          (2,584)      (1,695)      (1,279)          (771)       (6,329)
Basic and diluted loss per share .......................        $  (0.34)    $  (0.21)    $  (0.16)      $  (0.07)     $  (0.74)
Shares used in computing basic and diluted net loss
  per share ............................................           7,589        7,956        7,956         10,660         8,541


EFFECT OF RESTATEMENT OF FINANCIAL RESULTS

       As discussed in note 16, the Company has restated its 2000 consolidated financial statements. The effect of the restatement on previously reported revenue, net loss and loss per share in each of the quarters ended March 31 and June 30, 2000 and the six and nine month periods ended June 30, 2000 and September 30, 2000 is as follows:

                           Three months ended          Three months ended          Six months ended            Nine months ended
                             March 31, 2000              June 30, 2000               June 30, 2000            September 30, 2000
                         ---------------------       ---------------------       ---------------------      ----------------------
                            As           As             As           As             As            As           As            As
                         reported*    restated       reported*    restated       reported*    restated      reported*     restated
                         ---------    --------       ---------    --------       ---------    --------      ---------     --------
                         USD `000     USD `000       USD `000     USD `000       USD `000     USD `000      USD `000      USD `000
Revenue                   1,835         1,513         4,208         3,470         6,043         4,983        10,637         9,577
Net Loss                 (3,862)       (4,039)       (1,468)       (1,799)       (5,330)       (5,838)       (6,242)       (6,750)
Net Loss per share        (0.33)        (0.34)        (0.12)        (0.15)        (0.45)        (0.49)        (0.52)        (0.56)

                                 EUPHONIX, INC.

       * includes the effect of adopting SAB 101 retroactive to January 1, 2000, as described in Notes 1 and 15.

NOTE 16 -- RESTATEMENT OF FINANCIAL RESULTS

          The consolidated financial statements as of and for the year ended December 31, 2000 have been restated to reverse previously recognized revenue and related cost of revenues by $1,060,000 and $552,000, respectively. As a result, the previously reported net loss for the year and accumulated deficit at December 31, 2000 have each been increased by $508,000 and the loss per share for the year has been increased from $(0.69) to $(0.73). The restatement is the result of revenues of $322,000 and $738,000 from a contractual arrangement with a single customer that had been previously recognized upon the shipment or commissioning of the Company's products at the customer's site in the quarters ended March 31, 2000 and June 30, 2000, respectively. However, it has since been determined that the Company had additional software delivery obligations that had not been fulfilled during the year ended December 31, 2000; generally accepted accounting principles preclude the recognition of any revenue from the arrangement until such obligations are satisfied. Those obligations were satisfied in the quarter ended December 31, 2001 and revenue of approximately $1 million and cost of revenue of $552,000 will be recognized in that quarter. Inasmuch as the entire amount of revenue due under the arrangement of $1,060,000 had been received at December 31, 2000, that amount and the related cost of revenues of $552,000 is deferred in the restated consolidated balance sheet as of that date.

       The effect of the restatement on previously reported revenue, net loss and loss per share for the year ended December 31, 2000 is as follows:

                        Year ended December 31, 2000
                        ----------------------------
                        As reported*     As restated
                          USD `000        USD `000
                        ------------     -----------
Net revenues               15,839          14,779
Net loss                   (8,313)         (8,821)
Net loss per share          (0.69)          (0.73)

              * includes the effect of adopting SAB 101 retroactive to January 1, 2000, as described in Note 1 and Note 15

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

Report of Independent Accountants............................................................................  30
Report of Independent Auditors...............................................................................  31
Consolidated Balance Sheets as of December 31, 2000 and  1999................................................  32
Consolidated Statements of Operations for the years ended  December 31, 2000, 1999 and 1998..................  33
Consolidated Statements of Shareholders' Equity for the  years ended December 31, 2000, 1999 and 1998........  34
Consolidated Statements of Cash Flows for the years ended  December 31, 2000, 1999 and 1998..................  35
Notes to Consolidated Financial Statements as of and for the  years ended December 31, 2000 and 1999.........  36

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

  EXHIBIT
  NUMBER                            DESCRIPTION OF DOCUMENT
  -------       ----------------------------------------------------------------
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

  10.7(8)       2000 Nonstatutory Stock Option Plan.

  10.8(8)       Stock Option Agreement dated October 2, 2000, by and between the
                Registrant and Steven W. Vining.

  10.9(8)       Employment Agreement dated October 2, 2000, by and between the
                Registrant and Steven W. Vining.

  10.10(1)      Modification Agreement dated November 6, 1991, among the
                Registrant and certain shareholders of the Registrant

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

  10.17(7)      Secured Promissory Note dated July 30, 1999, by and between the
                Registrant and Taurean Investments AG and Pegasus Capital II,
                L.P.

  10.18(7)      First Amendment dated October 11, 1999 to Common Stock Purchase
                Agreement

  EXHIBIT
  NUMBER                            DESCRIPTION OF DOCUMENT
  -------       ----------------------------------------------------------------
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

  10.22(8) Common Stock Purchase Agreement dated February 18, 2000, by and between the Registrant and Willy Gunther.

  10.23(8) Registration Rights Agreement dated February 18, 2000, by and between the Registrant and Willy Gunther.

  10.24(8) Secured Promissory Note dated February 22, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen D.
                Jackson and Milton Chang and Onset Ventures.

  10.25(8) Registration Rights Agreement dated February 22, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen
                D. Jackson and Milton Chang and Onset Ventures.

  10.26(8)      Voting Agreement dated February 22, 2000, by and between the
                Registrant and James Dobbie, Scott Silfvast and Barry Margerum.

  10.27(8)      Subordination Agreement dated February 22, 2000, by and between
                Taurean Investments AG and Pegasus Capital II, LP, on the one hand, and Dieter Meier, Walter Bosch, Stephen D. Jackson and
                Milton Chang and Onset Ventures, on the other hand.

  10.28(8)      Secured Promissory Note dated April 14, 2000, by and between the
                Registrant and Dieter Meier, Walter Bosch and Onset Ventures.

  10.29(8) Registration Rights Agreement dated April 14, 2000, by and between the Registrant and Dieter Meier, Walter Bosch and Onset
                Ventures.

  10.30(8)      Subordination Agreement dated April 14, 2000, by and among
                Taurean Investments AG, Pegasus Capital II, LP, Dieter Meier,
                Walter Bosch, Stephen D. Jackson and Milton Chang and Onset
                Ventures, on the one hand, and Dieter Meier, Walter Bosch and Onset Ventures, on the other hand.

  10.31(8) Common Stock Purchase Agreement dated June 1, 2000, by and between the Registrant and Dieter Meier and Walter Bosch.

  10.32(8) Registration Rights Agreement dated June 1, 2000, by and between the Registrant and Dieter Meier and Walter Bosch.

  10.33(8) Secured Promissory Note dated September 7, 2000, by and between the Registrant and Walter Bosch.


  10.34(8) Form of Registration Rights Agreement to be executed upon conversion of the Secured Promissory Note dated September 7,
                2000, by and between the Registrant

  EXHIBIT
  NUMBER                            DESCRIPTION OF DOCUMENT
  -------       ----------------------------------------------------------------

                and Walter Bosch.

  10.35(8) Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated September 7, 2000, by and between the Registrant and Walter Bosch.

  10.36(8) Secured Promissory Note dated December 29, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen and
                Kathryn Jackson as Trustees of the Jackson Trust dated
                5/31/2000, Onset Enterprise Associates, L.P. and Onset
                Enterprise Associates III, L.P.

  10.37(8) Form of Registration Rights Agreement to be executed upon conversion of the Secured Promissory Note dated December 29,
                2000, by and between the Registrant and Dieter Meier, Walter
                Bosch, Stephen and Kathryn Jackson as Trustees of the Jackson
                Trust dated 5/31/2000, Onset Enterprise Associates, L.P. and
                Onset Enterprise Associates III, L.P.

  10.38(8) Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated December 29, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen and Kathryn Jackson as Trustees of the Jackson Trust dated
                5/31/2000, Onset Enterprise Associates, L.P. and Onset
                Enterprise Associates III, L.P.

  10.39(8) Amendment dated January 12, 2001 to the Secured Promissory Note dated April 14, 2000, by and among the Registrant and Dieter
                Meier, Walter Bosch and Onset Ventures.

  23.1          Consent of PricewaterhouseCoopers, LLP, Independent Accountants.

  23.2          Consent of Ernst & Young LLP, Independent Auditors.

  24.1          Power of Attorney (see page 63).

----------

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

(8) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K filed on March 28, 2001.


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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on the 27th day of November, 2001.

                                        EUPHONIX, INC.

                                        By: /s/ JEFFREY CHEW
                                           -------------------------------------
                                           Jeffrey Chew
                                           Chief Executive Officer

                                POWER OF ATTORNEY

       KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dieter Meier and Jeffrey Chew, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                              TITLE                                  DATE
             ---------                                              -----                                  ----
                                                  Chairman                                          November 27, 2001
-------------------------------------
           Dieter Meier

       /s/ STEVEN W. VINING                       Director                                          November 27, 2001
-------------------------------------
         Steven W. Vining

                                                  Chief Product Officer and Director                November 27, 2001
-------------------------------------
          Martin Kloiber

        /s/ WALTER BOSCH                          Director                                          November 27, 2001
-------------------------------------
           Walter Bosch

         /s/ JAMES DOBBIE                         Director                                          November 27, 2001
-------------------------------------
           James Dobbie

         /s/ JEFFREY CHEW                         Chief Executive Officer                           November 27, 2001
-------------------------------------             (Principal Executive and Financial Officer)
           Jeffrey Chew

       /s/ HARRIET N. DIETZ                       Controller                                        November 27, 2001
-------------------------------------             (Principal Accounting Officer)
         Harriet N. Dietz

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION OF DOCUMENT
 -------        ----------------------------------------------------------------
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

  10.7(8)       2000 Nonstatutory Stock Option Plan.

  10.8(8)       Stock Option Agreement dated October 2, 2000, by and between the
                Registrant and Steven W. Vining.

  10.9(8)       Employment Agreement dated October 2, 2000, by and between the
                Registrant and Steven W. Vining.

  10.10(1)      Modification Agreement dated November 6, 1991, among the
                Registrant and certain shareholders of the Registrant

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

 EXHIBIT
 NUMBER                            DESCRIPTION OF DOCUMENT
 -------        ----------------------------------------------------------------
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

  10.22(8) Common Stock Purchase Agreement dated February 18, 2000, by and between the Registrant and Willy Gunther.

  10.23(8) Registration Rights Agreement dated February 18, 2000, by and between the Registrant and Willy Gunther.

  10.24(8) Secured Promissory Note dated February 22, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen D.
                Jackson and Milton Chang and Onset Ventures.

  10.25(8) Registration Rights Agreement dated February 22, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen
                D. Jackson and Milton Chang and Onset Ventures.

  10.26(8)      Voting Agreement dated February 22, 2000, by and between the
                Registrant and James Dobbie, Scott Silfvast and Barry Margerum.

  10.27(8)      Subordination Agreement dated February 22, 2000, by and between
                Taurean Investments AG and Pegasus Capital II, LP, on the one hand, and Dieter Meier, Walter Bosch, Stephen D. Jackson and
                Milton Chang and Onset Ventures, on the other hand.

  10.28(8)      Secured Promissory Note dated April 14, 2000, by and between the
                Registrant and Dieter Meier, Walter Bosch and Onset Ventures.

  10.29(8) Registration Rights Agreement dated April 14, 2000, by and between the Registrant and Dieter Meier, Walter Bosch and Onset
                Ventures.

  10.30(8)      Subordination Agreement dated April 14, 2000, by and among
                Taurean Investments AG, Pegasus Capital II, LP, Dieter Meier,
                Walter Bosch, Stephen D. Jackson and Milton Chang and Onset
                Ventures, on the one hand, and Dieter Meier, Walter Bosch and Onset Ventures, on the other hand.

  10.31(8) Common Stock Purchase Agreement dated June 1, 2000, by and between the Registrant and Dieter Meier and Walter Bosch.

  10.32(8) Registration Rights Agreement dated June 1, 2000, by and between the Registrant and Dieter Meier and Walter Bosch.

  10.33(8) Secured Promissory Note dated September 7, 2000, by and between the Registrant and Walter Bosch.

  10.34(8) Form of Registration Rights Agreement to be executed upon conversion of the Secured Promissory Note dated September 7,
                2000, by and between the Registrant and Walter Bosch.

  10.35(8) Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated September 7, 2000, by and between the Registrant and Walter Bosch.

  10.36(8) Secured Promissory Note dated December 29, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen and
                Kathryn Jackson as Trustees of the Jackson Trust dated
                5/31/2000, Onset Enterprise Associates, L.P. and Onset

 EXHIBIT
 NUMBER                            DESCRIPTION OF DOCUMENT
 -------        ----------------------------------------------------------------
                Enterprise Associates III, L.P.

  10.37(8) Form of Registration Rights Agreement to be executed upon conversion of the Secured Promissory Note dated December 29,
                2000, by and between the Registrant and Dieter Meier, Walter
                Bosch, Stephen and Kathryn Jackson as Trustees of the Jackson
                Trust dated 5/31/2000, Onset Enterprise Associates, L.P. and
                Onset Enterprise Associates III, L.P.

  10.38(8) Form of Common Stock Warrant to be executed upon conversion of the Secured Promissory Note dated December 29, 2000, by and between the Registrant and Dieter Meier, Walter Bosch, Stephen and Kathryn Jackson as Trustees of the Jackson Trust dated
                5/31/2000, Onset Enterprise Associates, L.P. and Onset
                Enterprise Associates III, L.P.

  10.39(8) Amendment dated January 12, 2001 to the Secured Promissory Note dated April 14, 2000, by and among the Registrant and Dieter
                Meier, Walter Bosch and Onset Ventures.

  23.1          Consent of PricewaterhouseCoopers, LLP, Independent Accountants.

  23.2          Consent of Ernst & Young LLP, Independent Auditors.

  24.1          Power of Attorney (see page 63).

----------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.

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

(8) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K filed on March 28, 2001.