Form 10-Q/A
period 2001-03-31
EUPHONIX INC \CA\
filed 2001-11-27
CIK 948640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

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

                                 EUPHONIX, INC.

                                   FORM 10-Q/A
                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
Explanatory Note Regarding This Amendment on Form 10-Q/A.........................  ii

PART I. FINANCIAL INFORMATION....................................................   1

Item 1. Condensed Consolidated Financial Statements..............................   1

        Condensed Consolidated Balance Sheets as of March 31, 2001 and
        December 31, 2000........................................................   1

        Condensed Consolidated Statements of Operations for the three months
        ended March 31, 2001 and 2000............................................   2

        Condensed Consolidated Statements of Cash Flows for the three months
        ended March 31, 2001 and 2000............................................   3

        Notes to Condensed Consolidated Financial Statements.....................   4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations............................................................  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............  19

PART II. OTHER INFORMATION.......................................................  20

Item 2. Changes in Securities and Use of Proceeds................................  20

Item 6. Exhibits and Reports on Form 8-K.........................................  20

SIGNATURES.......................................................................  21

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

        This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the year ended December 31, 2000 as further described in Note 5 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q/A and in Note 16 of the Notes to Condensed Consolidated Financial Statements of our Annual Report on Form 10-K/A for the year ended December 31, 2000. This report still speaks as of the original filing date, and except as stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND
                                DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  DECEMBER 31,
                                                               MARCH 31, 2001         2000
                                                               --------------     ------------
                                                                  RESTATED          RESTATED

                         ASSETS

Current assets:
  Cash and cash equivalents ...............................     $      2,427      $        587
  Accounts receivable (net of allowance for doubtful
     accounts of $131 in 2001 and $141 in 2000) ...........              926             2,389
  Inventories .............................................            7,417             6,969
  Prepaid expenses and other current assets ...............              713               406
                                                                ------------      ------------
    Total current assets ..................................           11,483            10,351
Property and equipment, net ...............................            1,024             1,127
Deposits and other assets .................................              449               522
                                                                ------------      ------------
     Total assets .........................................     $     12,956      $     12,000
                                                                ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable ........................................     $      2,306      $      1,841
  Accrued liabilities .....................................            1,361             1,174
  Short term note payable .................................            1,662                --
  Deferred revenue, net ...................................              996               882
  Customer deposits .......................................              897               860
                                                                ------------      ------------
    Total current liabilities .............................            7,222             4,757
  Notes payable ...........................................            6,260             6,531
                                                                ------------      ------------
  Total Liabilities .......................................           13,482            11,288
                                                                ------------      ------------
Contingencies (Note 3)
Shareholders' equity (deficit):
Common stock, $0.001 par value: 20,000,000
   authorized shares, 12,548,000 and 12,190,099
   shares issued and outstanding in 2001 and 2000,
   respectively ...........................................               12                12
  Additional paid-in capital ..............................           24,553            24,191
  Unearned compensation ...................................              (39)              (53)
  Accumulated other comprehensive income ..................               37                42
  Accumulated deficit .....................................          (25,089)          (23,480)
                                                                ------------      ------------
  Total shareholders' (deficit) equity ....................             (526)              712
                                                                ------------      ------------
  Total liabilities and shareholders' (deficit) equity ....     $     12,956      $     12,000
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

                                 EUPHONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
                                                                                           RESTATED
Net revenues .....................................................     $      4,634      $      1,513
Cost of revenues .................................................            2,899             1,594
                                                                       ------------      ------------
Gross margin (loss) ..............................................            1,735               (81)
                                                                       ------------      ------------

Operating expenses:
   Research and development ......................................              896               909
   Sales and marketing ...........................................            1,404             1,292
   General and administrative ....................................              690               359
                                                                       ------------      ------------
Total operating expenses .........................................            2,990             2,560
                                                                       ------------      ------------

Operating loss ...................................................           (1,255)           (2,641)
Other expense, net ...............................................             (314)           (1,398)
                                                                       ------------      ------------

Loss before equity in net loss of investee .......................           (1,569)           (4,039)
Equity in net loss of investee ...................................              (40)               --
                                                                       ------------      ------------
Net loss .........................................................     $     (1,609)     $     (4,039)
                                                                       ============      ============

Basic and diluted net loss per share .............................     $      (0.13)     $      (0.34)
                                                                       ============      ============

Shares used in computing  net loss per share, basic and diluted ..       12,254,771        11,718,564
                                                                       ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                 EUPHONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
                                                                                    RESTATED
Cash flows from operating activities:
Net loss ..................................................     $     (1,609)     $     (4,039)
                                                                ------------      ------------
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ..........................              165               176
   Loss on disposal of fixed assets .......................                4                30
   Allowance for doubtful accounts ........................              (10)                8
   Beneficial conversion on convertible note
   payable ................................................               --             1,279
   Interest accrued on notes payable ......................              142                53
   Amortization of deferred compensation ..................               16                57

Changes in assets and liabilities:
   Accounts receivable ....................................            1,473                (3)
   Inventory ..............................................             (448)               65
   Prepaid expenses and other assets (including current) ..               91              (195)
   Accounts payable .......................................              464               106
   Accrued liabilities ....................................              187               (68)
   Deferred revenue, net ..................................              114               841
   Customer deposits ......................................               37               (50)
                                                                ------------      ------------
Total adjustments .........................................            2,235             2,299
                                                                ------------      ------------

Net cash provided by (used in) operating activities .......              626            (1,740)
                                                                ------------      ------------

Cash flows from investing activities:

Purchase of property and equipment ........................              (36)              (33)
                                                                ------------      ------------
Net cash used in investing activities .....................              (36)              (33)
                                                                ------------      ------------

Cash flows from financing activities:

Proceeds from issuance of convertible notes ...............            1,250             1,500
Proceeds from sale of common stock ........................               --               300
Proceeds from exercise of stock options ...................               --                42
                                                                ------------      ------------
Net cash provided by financing ............................            1,250             1,842
                                                                ------------      ------------

Net increase  in cash and cash equivalents ................            1,840                69
Cash and cash equivalents at beginning of period ..........              587               838
                                                                ------------      ------------
Cash and cash equivalents at end of period ................     $      2,427      $        907
                                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements

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

BASIS OF PRESENTATION

        The accompanying financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in the Company's amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed with the SEC on November 27, 2001. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000 have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                                 EUPHONIX, INC.

                                   (UNAUDITED)


        Unless the Company raises additional funds, the Company believes that its available cash and cash equivalents and its current borrowing facility will not be sufficient to meet its anticipated needs for working capital and capital expenditures through the end of 2001. Moreover, the Company's outstanding promissory notes will become due in early 2002. Although the notes may be converted into shares of the Company's common stock, there is no assurance that the investors will choose to convert their notes, and the Company may have to repay these loans in 2002.

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

        The effect of the retroactive application of SAB 101 for the quarter ended March 31, 2000 is as follows (in thousands, except per share data):

                                                                         FIRST QUARTER ENDED
                                                                            MARCH 31, 2000
                                                                -----------------------------------------
                                                                    AS
                                                                PREVIOUSLY
                                                                 REPORTED       ADJUSTMENT     AS RESTATED
                                                                ----------      ----------     ----------
Net revenues ..............................................     $    2,835         $(1,000)    $    1,835
                                                                ----------                     ----------
Gross margin ..............................................     $      760         $  (664)    $       96
                                                                ----------                     ----------
Net loss ..................................................     $   (3,198)        $  (664)    $   (3,862)
                                                                ----------                     ----------
Basic and diluted loss per share ..........................     $    (0.27)                    $    (0.33)
                                                                ==========                     ==========
Shares used in computing basic and diluted net loss per
   share ..................................................         11,719                         11,719
                                                                ==========                     ==========

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

                                 EUPHONIX, INC.

                                   (UNAUDITED)

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

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

        (a)    Inventories:

                                             MARCH 31, 2001   DECEMBER 31, 2000
                                             --------------   -----------------
               Raw materials ............        $1,901            $2,474
               Work-in-process ..........         1,567             1,084
               Finished goods ...........         3,949             3,411
                                                 ------            ------
                                                 $7,417            $6,969
                                                 ======            ======

        (b)    Accrued liabilities:

                                                       MARCH 31, 2001   DECEMBER 31, 2000
                                                       --------------   -----------------
               Accrued compensation and related ...     $        464     $        445
               Accrued warranty ...................              264              265
               Accrued commissions ................               92               91
               Sales tax payable ..................              133              149
               Other ..............................              408              224
                                                        ------------     ------------
                                                        $      1,361     $      1,174
                                                        ============     ============

                                 EUPHONIX, INC.

                                   (UNAUDITED)


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

                                 EUPHONIX, INC.

                                   (UNAUDITED)


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

        The Company also issued 350,000 shares of common stock to these investors in return for their agreement to loan $3,500,000 to the Company. The commitment fee was measured at the fair market value on the date of issuance of the shares and is being amortized over the term of the loan commitment. As of March 31, 2001, $750,000 was drawn down. In May 2001, an additional $804,000 was drawn down. The remaining amount to draw down is $1,946,000 as of May 15, 2001.

NOTE 3 -- CONTINGENCIES

        From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of

                                 EUPHONIX, INC.

                                   (UNAUDITED)

management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

NOTE 4 - SUBSEQUENT EVENTS

        On April 15, 2001, the investors in the July 1999 promissory note agreed to convert the entire amount of the principal of $2.1 million and accrued interest outstanding of $276,201 into 3,168,267 shares of our common stock at the price of $0.75 per share.

NOTE 5 - RESTATEMENT OF FINANCIAL RESULTS FOR 2000

        The consolidated financial statements as of and for the year ended December 31, 2000 have been restated to reverse previously recognized revenue and related cost of revenues of $1,060,000 and $552,000, respectively. As a result, the previously reported net loss for the year and accumulated deficit at December 31, 2000 have each been increased by $508,000 and the loss per share for the year has been increased from $(0.69) to $(0.73). The restatement is the result of revenues of $322,000 and $738,000 from a contractual arrangement with a single customer that had been previously recognized upon the shipment or commissioning of the Company products at the customer's site in the quarters ended March 31, 2000 and June 30, 2000, respectively. However, it has since been determined that the Company had additional software delivery obligations that had not been fulfilled during the year ended December 31, 2000; generally accepted accounting principles preclude the recognition of any revenue from the arrangement until such obligations are satisfied. Those obligations were satisfied in the quarter ending December 31, 2001, and revenue of approximately $1 million and cost of revenue of $552,000 will be recognized in that quarter. Inasmuch as the entire amount of revenue due under the arrangement of $1,060,000 had been received at December 31, 2000, that amount and the related cost of revenues of $552,000 is deferred in the restated consolidated balance sheet as of that date.

        The effect of the restatement on previously reported revenue, net loss and loss per share for the quarter ended March 31, 2000 is as follows:

                                         Three months ended March 31, 2000
                                         ---------------------------------
                                          As reported*       As restated
                                           USD '000           USD '000
                                         -------------       -----------
        Net revenues ............            1,835             1,513
        Net loss ................           (3,862)           (4,039)
        Net loss per share ......            (0.33)            (0.34)

        * includes the effect of adopting SAB 101 retroactive to January 1, 2000 as described in notes 1 and 15 to the Company's Form 10-K/A.

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

RESULTS OF OPERATIONS

Restatement of financial results

        As we discuss in Note 5 of the interim consolidated financial statements for the quarter ended March 31, 2001 in this Form 10-Q/A, the consolidated financial statements as of and for the year ended December 31, 2000 have been restated to reverse previously recognized revenue and related cost of revenues of $1,060,000 and $552,000, respectively. As a result, the previously reported net loss for the year and accumulated deficit at December 31, 2000 have each been increased by $508,000 and the loss per share for the year has been increased from $(0.69) to $(0.73). The restatement is the result of revenues of $322,000 and $738,000 from a contractual arrangement with a single customer that had been previously recognized upon the shipment or commissioning of our products at the customer's site in the quarters ended March 31, 2000 and June 30, 2000, respectively. However, it has since been determined that we had additional software delivery obligations that had not been fulfilled during the year ended December 31, 2000; generally accepted accounting principles preclude the recognition of any revenue from the arrangement until such obligations are satisfied. Those obligations were satisfied in the quarter ending December 31, 2001, and revenue of approximately $1 million and cost of revenue of $552,000 will be recognized in that quarter. Inasmuch as the entire amount of revenue due under the arrangement of $1,060,000 had been received at December 31, 2000, that amount and the related cost of revenues of $552,000 is deferred in the restated consolidated balance sheet as of that date.

        The effect of the restatement on previously reported revenue, net loss and loss per share for the quarter ended March 31, 2000 is as follows:

                                              Three months ended March 31, 2000
                                              ---------------------------------
                                               As reported*         As restated
                                                 USD '000             USD '000
                                              -------------         -----------
        Net revenues................              1,835                1,513
        Net loss....................             (3,862)              (4,039)
        Net loss per share..........              (0.33)               (0.34)

        * includes the effect of adopting SAB 101 retroactive to January 1, 2000 as described in notes 1 and 15 to the Company's Form 10-K/A.

Net Revenues

        Net revenues were $4.6 million in the first quarter in 2001 up from $1.5 million in the first quarter of 2000, representing an increase of 206.3%. The increase in our net revenues for the first quarter of 2001, as compared to the first quarter of 2000, resulted primarily from increased unit sales of System 5 all digital mixing consoles in the first quarter of 2001 into the film/post-production and broadcast segments of the market.

        International sales accounted for 47.2% of our first quarter 2001 revenues, compared to 45.2% in the first quarter of 2000. International sales increased by approximately $1.5 million, or 220.0% in the first quarter of 2001, as compared to 2000. The increase in international sales in 2001, as compared to the similar period in 2000, reflected higher sales in Japan and Canada in the first quarter of 2001.

Gross Margin (Loss)

        Gross margins increased to 37.4% in the first quarter of 2001 as compared to -5.4% in the first quarter of 2000. The increase in gross margin in the first quarter of 2001, as compared to the first quarter of 2000, was primarily due to an increase in System 5 digital mixing console shipments, which carry a higher gross margin than the CS3000 (which was mainly sold in Q1 2000). The gross margin in the first quarter of 2000 was negative due to unabsorbed fixed and partially variable manufacturing costs.

Research and Development Expenses

        Research and development expenses remained approximately the same in the first quarter of 2001, as compared to the first quarter of 2000. As a percentage of revenues, research and development expenses decreased to 19.3% in the first quarter of 2001, down from 60.1% in the first quarter of 2000. The decrease was attributable primarily to higher revenues in the first quarter of 2001 as compared to 2000.

Sales and Marketing Expenses

        Sales and marketing expenses increased by approximately $112,000 in the first quarter of 2001 as compared to the same period in 2000. This increase was primarily due to increased expenditures on product marketing by increasing advertising expenditures and adding personnel and consultants. The increases were partially offset by the reduction in costs due to the realization of savings relating to the joint venture with Audio Export. As a percentage of revenues, marketing and selling expenses decreased to 30.3% in the first quarter of 2001, as compared to 85.4% in the first quarter of 2000. The percentage decrease in marketing and selling expenses was due primarily to higher revenues in the first quarter of 2001, as compared to the same period in 2000.

General and Administrative Expenses

        General and administrative expenses increased by $0.3 million, or 92.2%, in the first quarter of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses decreased to 14.9% in the first quarter of 2001, as compared to 23.7% in the first quarter of 2000. The dollar increase in the first quarter of 2001 was primarily due to higher salary and benefits, additional personnel and bad debt expense. As compared to the first quarter of 2000, the percentage decrease is attributable to higher revenues in the first quarter in 2001.

Other expense, net

        Other expense, net charges were $0.3 million in the first quarter of 2001, as compared to $1.4 million in the first quarter of 2000. This represented a decrease of 77.5% in 2001 as compared to 2000. Other expense, net for 2000 included a charge of $1.3 million related to the beneficial conversion feature associated with the convertible promissory note and associated warrants issued on February 22, 2000.

Provision/(benefit) for Income Taxes

        No provision for federal and state income taxes was recorded for the first quarter in 2001 and 2000 as we incurred net losses during the period.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily through cash flows from operations and the private sale of equity and debt securities. For the first quarter ended March 31, 2001, cash and cash equivalents increased by $1.8 million to approximately $2.4 million. In addition, during this period working capital decreased by $1.3 million to approximately $4.3 million.

        Our operating activities provided cash of approximately $0.6 million in the first quarter of 2001, and used cash of $1.7 million in the same period in 2000. Cash provided by operating activities for 2001 was comprised primarily of a decrease in accounts receivable offset by a net loss. Cash used in operating activities for the first quarter of 2000 was comprised primarily of net loss offset partially by a non cash charge related to the beneficial conversion feature on convertible notes.

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

        In March 2001, we issued convertible promissory notes to existing investors under which we may borrow up to an aggregate of $3,500,000 during 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. As of March 31, 2001, $750,000 was drawn down. After that in May 2001, an additional $804,000 was drawn down. The remaining amount to draw down is $1,946,000 as of May 15, 2001.

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

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        A number of uncertainties exist that could affect our future operating results, including, without limitation, the following:

WE HAVE INCURRED SIGNIFICANT LOSSES FOR THE PAST FIVE YEARS, AND MAY NEED TO RAISE ADDITIONAL FUNDING IN ORDER TO FUND OUR OPERATIONS

        We incurred net losses of approximately $1.6 million in the first quarter of 2001, $8.8 million in 2000, $6.3 million in 1999, $5.2 million in 1998, $1.9 million in 1997, and $1.4 million in 1996, and we will continue to expend substantial funds to increase the versatility and functionality of the System 5 digital console in fiscal 2001. Although we received commitments from existing investors to loan us $3.5 million during 2001, if our operating needs change, we may need to raise additional capital in order to fund operations. Although we believe that additional debt or equity financing will be available from existing investors and others, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a severe negative impact, and we may be unable to fund operations.

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

                                 Euphonix, Inc.

Date: November 27, 2001

                                 By: /s/ Jeffrey Chew
                                     -------------------------------------------
                                     Jeffrey Chew, Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                                INDEX TO EXHIBITS

        The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT NUMBER      DOCUMENT
--------------      --------

    3.1(1)          Amended and Restated Articles of Incorporation of the
                    Registrant.

    3.2(1)          Bylaws of the Registrant.

    10.1(2) Secured Promissory Note dated March 15, 2001, by and between the Registrant and Dieter Meier and Walter Bosch (the "Note")

    10.2(2) Stock Issuance Agreement dated March 15, 2001, by and between the Registrant and Dieter Meier and Walter Bosch (the "Stock Issuance Agreement")

    10.3(2) Form of Registration Rights Agreement to be executed after the Registrant's Annual Meeting and in connection with the Note and the Stock Issuance Agreement

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2001.