Form 10-Q/A
period 2001-06-30
EUPHONIX INC \CA\
filed 2001-11-27
CIK 948640

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-Q/A

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 2001

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ______________ to ________________

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

                                 EUPHONIX, INC.

                                   FORM 10-Q/A

                                TABLE OF CONTENTS
                                      PAGE

                                                                                               PAGE
                                                                                               ----
Explanatory Note Regarding This Amendment on Form 10-Q/A........................................ii

PART I.  FINANCIAL INFORMATION...................................................................1

Item 1.  Condensed Consolidated Financial Statements.............................................1

         Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.........1
         Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2001 and 2000..........................................................2
         Condensed Consolidated Statement of Cash Flows for the six months ended
           June 30, 2001 and 2000................................................................3

         Notes to Condensed Consolidated Financial Statements....................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................21

PART II. OTHER INFORMATION......................................................................22

Item 4.  Submission of Matters to a Vote of Securityholders.....................................22

Item 5.  Other Information......................................................................23

Item 6.  Exhibits and Reports on Form 8-K.......................................................23

Signatures......................................................................................24

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

        This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the year ended December 31, 2000 as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q/A and in Note 16 of the Notes to Condensed Consolidated Financial Statements of our Annual Report on Form 10-K/A for the year ended December 31, 2000. This report still speaks as of the original filing date, and except as stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 EUPHONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   DECEMBER 31,
                                                                   JUNE 30, 2001       2000
                                                                      RESTATED       RESTATED
                                                                   -------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................     $    547      $    587
   Accounts receivable (net of allowance for doubtful
   accounts of $131 in 2001 and $141 in 2000) ...................        1,289         2,389
   Inventories ..................................................        7,009         6,969
   Prepaid expenses and other current assets ....................          419           406
                                                                      --------      --------
      Total current assets ......................................        9,264        10,351
Property and equipment, net .....................................          861         1,127
Deposits and other assets .......................................          238           522
                                                                      --------      --------
         Total assets ...........................................     $ 10,363      $ 12,000
                                                                      ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .............................................     $  1,205      $  1,841
   Accrued liabilities ..........................................        1,246         1,174
   Short term note payable ......................................        6,945            --
   Deferred revenue, net ........................................          714           882
   Customer deposits ............................................          248           860
                                                                      --------      --------
      Total current liabilities .................................       10,358         4,757
   Notes payable ................................................           --         6,531
                                                                      --------      --------
   Total Liabilities ............................................       10,358        11,288
                                                                      --------      --------
Contingencies (Note 3)
Shareholders' equity:

Common stock, $0.001 par value: 20,000,000 authorized
   shares, 15,710,366 and 12,190,099 shares issued and
   outstanding in 2001 and 2000, respectively ...................           16            12
   Additional paid-in capital ...................................       27,054        24,191
   Unearned compensation ........................................          (91)          (53)
   Accumulated other comprehensive income .......................           38            42
   Accumulated deficit ..........................................      (27,012)      (23,480)
                                                                      --------      --------
   Total shareholders' equity ...................................            5           712
                                                                      --------      --------
      Total liabilities and shareholders' equity ................     $ 10,363      $ 12,000
                                                                      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 EUPHONIX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                 ------------------------------      ------------------------------
                                                                       2000                                2000
                                                      2001           RESTATED            2001            RESTATED
                                                 ------------      ------------      ------------      ------------
Net revenues ...............................     $      4,470      $      3,470      $      9,104      $      4,983
Cost of revenues ...........................            3,049             2,347             5,948             3,941
                                                 ------------      ------------      ------------      ------------
Gross margin ...............................            1,421             1,123             3,156             1,042
                                                 ------------      ------------      ------------      ------------

Operating expenses:
   Research and development ................              713               847             1,610             1,757
   Sales and marketing .....................            1,531             1,414             2,935             2,706
   General and administrative ..............              507               566             1,197               925
                                                 ------------      ------------      ------------      ------------
Total operating expenses ...................            2,751             2,827             5,742             5,388
                                                 ------------      ------------      ------------      ------------

Operating loss .............................           (1,330)           (1,704)           (2,586)           (4,346)
Other income/(expense), net ................             (287)              (61)             (600)           (1,458)
                                                 ------------      ------------      ------------      ------------
Loss before equity in net loss of investee .           (1,617)           (1,765)           (3,186)           (5,804)
Equity in net loss of investee .............             (305)              (34)             (346)              (34)
                                                 ------------      ------------      ------------      ------------
Net loss ...................................     $     (1,922)     $     (1,799)     $     (3,532)     $     (5,838)
                                                 ============      ============      ============      ============

Basic and diluted net loss per share .......     $      (0.13)     $      (0.15)     $      (0.26)     $      (0.49)
                                                 ============      ============      ============      ============
Shares used in computing net loss per share,
    basic and diluted ......................       15,197,495        12,021,111        13,726,133        11,869,837
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

                                 EUPHONIX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                               --------------------------------
                                                                                        2000
                                                                  2001                RESTATED
                                                               ----------            ----------
Cash flows from operating activities:
Net loss...........................................            $   (3,532)           $   (5,838)
                                                               ----------            ----------
Adjustments  to  reconcile  net  loss  to net  cash
   provided by (used in) operating activities:
   Impairment charge...............................                   213                    --
   Depreciation and amortization...................                   325                   317
   Loss on disposal of fixed assets................                   102                    30
   Allowance for doubtful accounts.................                   (11)                   29
   Beneficial conversion on convertible note
   payable.........................................                     7                 1,279
   Interest accrued on notes payable...............                   287                   146
   Amortization of deferred compensation...........                    84                    58

Changes in assets and liabilities:
   Accounts receivable.............................                 1,111                   821
   Inventory.......................................                   (40)                  634
   Prepaid expenses and other assets (including
   current)........................................                   359                  (271)
   Accounts payable................................                  (636)                 (918)
   Accrued liabilities.............................                    68                  (323)
   Deferred revenue, net...........................                  (169)                1,206
   Customer deposits...............................                  (611)                  284
                                                               ----------            ----------
Total adjustments..................................                 1,089                 3,272
                                                               ----------            ----------

Net cash used in operating activities..............                (2,443)               (2,566)
                                                               ----------            ----------

Cash flows from investing activities:

Proceeds from sale of property and equipment.......                    --                   152
Purchase of property and equipment.................                  (101)                  (68)
                                                               ----------            ----------
Net cash used in investing activities..............                   101)                   84
                                                               ----------            ----------

Cash flows from financing activities:

Proceeds from issuance of convertible notes........                 2,504                 2,300
Proceeds from sale of common stock.................                    --                   800
Proceeds from exercise of stock options............                    --                   102
                                                               ----------            ----------
Net cash provided from financing...................                 2,504                 3,202
                                                               ----------            ----------

Net(decrease) increase in cash and cash equivalents                   (40)                  720
Cash and cash equivalents at beginning of period...                   587                   838
                                                               ----------            ----------
Cash and cash equivalents at end of period.........            $      547            $    1,558
                                                               ==========            ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Unless the Company raises additional funds, the Company believes that its available cash and cash equivalents, as well as its current borrowing facilities, will not be sufficient to meet its anticipated needs for

                                 EUPHONIX, INC.

                                   (UNAUDITED)


working capital and capital expenditures through the end of 2001. Moreover, the Company's outstanding promissory notes will become due in early 2002. Although shareholders approved the notes for conversion into shares of common stock, there is no assurance that the investors will choose to convert their notes, and the Company may have to repay these loans in 2002.

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

        The effect of the retroactive application of SAB 101 for the quarter ended June 30, 2000 is as follows (in thousands, except per share data):

                                                                     SECOND QUARTER ENDED
                                                                         JUNE 30, 2000
                                                           ---------------------------------------
                                                               AS
                                                           PREVIOUSLY
                                                            REPORTED     ADJUSTMENT    AS RESTATED
                                                           ----------    ----------    -----------
Net revenues ..........................................     $  4,241      $    (33)     $  4,208
                                                            --------                    --------
Gross margin ..........................................     $  1,488      $    (34)     $  1,454
                                                            --------                    --------
Net loss ..............................................     $ (1,434)     $    (34)     $ (1,468)
                                                            ========                    --------
Basic and diluted loss per share ......................     $  (0.12)                   $  (0.12)
                                                            ========                    ========
Shares used in computing basic and diluted net loss per
   share ..............................................       12,021                      12,021
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

                                 EUPHONIX, INC.

                                   (UNAUDITED)


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

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS)

        (a)    Inventories:

                                                            JUNE 30, 2001       DECEMBER 31, 2000
                                                            -------------       -----------------
               Raw materials.........................         $  1,988              $  2,474
               Work-in-process.......................            1,244                 1,084
               Finished goods........................            3,777                 3,411
                                                              --------              --------
                                                              $  7,009              $  6,969
                                                              ========              ========

                                 EUPHONIX, INC.

                                   (UNAUDITED)


        (b)    Accrued liabilities:

                                                            JUNE 30, 2001       DECEMBER 31, 2000
                                                            -------------       -----------------
               Accrued compensation and related......         $    396              $    445
               Accrued warranty......................              271                   265
               Accrued commissions...................               91                    91
               Sales tax payable.....................              116                   149
               Other.................................              372                   224
                                                              --------              --------
                                                              $  1,246              $  1,174
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

                                 EUPHONIX, INC.

                                   (UNAUDITED)


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

        In September 2000, the Company executed a promissory note with an existing investor under which the Company borrowed $400,000. The note accrues interest at 8% per annum with principal and accrued interest due on July 31, 2001. The assets of the Company are pledged as collateral. The notes contain a conversion feature, which was subject to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $2.3562 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. In addition this note provides that upon conversion, if such conversion occurs, the Company will issue warrants to purchase 181,988 shares of common stock at a rate of $2.3562 per share. The warrants, if issued, will be exercisable at any time and from time to time in part or in full before September 7, 2005. There was no beneficial conversion feature charge, because the accounting conversion rate was higher than the fair market value of the Company's common stock on the date of shareholder approval (the commencement date). In March 2001, the Company and the investors agreed to extend the due date of the principal and accrued interest until March 31, 2002.

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

        In March 2001, the Company issued convertible promissory notes to existing investors under which the Company may borrow up to $3,500,000 in 2001. The notes accrue interest at 10% per annum with principal and accrued interest due March 31, 2002. The notes contain a conversion feature, which was subject

                                 EUPHONIX, INC.

                                   (UNAUDITED)


to shareholder approval allowing the holder to convert the note into common stock of the Company at a rate of $0.75 per share. Approval was obtained at the Company's annual meeting of shareholders' on June 19, 2001. The Company is recording a beneficial conversion feature on the $2,000,000 advanced as of June 19, 2001. The resulting beneficial conversion feature charge of $190,000 is being recorded over the life of the note, because the accounting conversion rate was lower than the fair market value of the Company's common stock on the date of shareholder approval. The beneficial conversion feature charged in the second quarter of 2001 was $7,000.

        The Company also issued 350,000 shares of common stock to these investors in return for their agreement to loan the Company $3,500,000. The commitment fee was measured at the fair market value of the common stock on the date of the issuance of the shares and is being amortized over the term of the loan commitment. As of June 30, 2001, $2,004,000 was drawn down. In July 2001, an additional $800,000 was drawn down, leaving $696,000 available under the facility as of August 14, 2001.

NOTE 3 -- CONTINGENCIES

        From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future.

NOTE 4 -- RESTATEMENT OF FINANCIAL RESULTS FOR 2000

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

        The effect of the restatement on previously reported revenue, net loss and loss per share for the three and six months ended June 30, 2000 is as follows:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30, 2000               JUNE 30, 2000
                                           --------------------------   -------------------------
                                           As reported*   As restated   As reported*  As restated
                                             USD '000       USD '000     USD '000       USD '000
                                           ------------   -----------   -----------   -----------
Net revenues                                  4,208          3,470         6,043          4,983
Net loss                                     (1,468)        (1,799)       (5,330)        (5,838)
Net loss per share                            (0.12)         (0.15)        (0.45)         (0.49)

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

RESULTS OF OPERATIONS

Restatement of financial result

        As discussed in Note 4 to the interim consolidated financial statements for the quarter ended June 30, 2000 in this Form 10-Q/A, the consolidated financial statements as of and for the year ended December 31, 2000 have been restated to reverse previously recognized revenue and related cost of revenues of $1,060,000 and $552,000, respectively. As a result, the previously reported net loss for the year and accumulated deficit at December 31, 2000 have each been increased by $508,000 and the loss per share for the year has been increased from $(0.69) to $(0.73). The restatement is the result of revenues of $322,000 and $738,000 from a contractual arrangement with a single customer that had been previously recognized upon the shipment or commissioning of our products at the customer's site in the quarters ended March 31, 2000 and June 30, 2000, respectively. However, it has since been determined that we had additional software delivery obligations that had not been fulfilled during the year ended December 31, 2000; generally accepted accounting principles preclude the recognition of any revenue from the arrangement until such obligations are satisfied. Those obligations were satisfied in the quarter ending December 31, 2001, and revenue of approximately $1 million and cost of revenue of $552,000 will be recognized in that quarter. Inasmuch as the entire amount of revenue due under the arrangement of $1,060,000 had been received at December 31, 2000, that amount and the related cost of revenues of $552,000 is deferred in the restated consolidated balance sheet as of that date.

        The effect of the restatement on previously reported revenue, net loss and loss per share for the three and six months ended June 30, 2000 is as follows:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30, 2000               JUNE 30, 2000
                                           --------------------------   -------------------------
                                           As reported*   As restated   As reported*  As restated
                                             USD '000       USD '000     USD '000       USD '000
                                           ------------   -----------   -----------   -----------
Net revenues                                  4,208          3,470         6,043          4,983
Net loss                                     (1,468)        (1,799)       (5,330)        (5,838)
Net loss per share                            (0.12)         (0.15)        (0.45)         (0.49)

* includes the effect of adopting SAB 101 retroactive to January 1, 2000 as described in notes 1 and 15 to our Form 10-K/A.

Net Revenues

        Net revenues were $4.5 million in the second quarter in 2001 up from $3.5 million in the second quarter of 2000, representing an increase of 28.8%. The increase resulted primarily from increased unit sales of System 5 all digital mixing consoles into the film/post-production and broadcast segments of the market.

        International sales accounted for 56.5% of our second quarter 2001 revenues, compared to 50.3% in the second quarter of 2000. International sales increased by approximately $782,000, or 44.8% in the second quarter of 2001, as compared to the similar period in 2000. The increase was due to higher sales in Europe, South America and Canada.

        Net revenues were $9.1 million in the first half in 2001, up from $5.0 million in the first half of 2000, representing an increase of 82.7%. The increase in our net revenues during this period resulted primarily from increased unit sales of System 5 all digital mixing consoles in the first half of 2001 into the film/post-production and broadcast segments of the market.

        International sales accounted for 51.8% of our first half 2001 revenues, compared to 48.7% in the first half of 2000. International sales increased by approximately $2.3 million, or 94.2% in the first half of 2001. The increase reflected higher sales in the Pacific Rim, Europe, South America and Canada.

Gross Margin

        Gross margin decreased to 31.8% in the second quarter of 2001 as compared to 32.4% in the second quarter of 2000. The decrease in gross margin was primarily due to a write off of obsolete inventory in the second quarter of 2001. Gross margins increased to 34.7% in the first six months of 2001, as compared to 20.9% in the first six months of 2000. The increase was primarily due to greater unit sales of System 5 all digital mixing consoles which has a higher gross margin.

Research and Development Expenses

        Research and development expenses decreased 15.8% in the second quarter of 2001, as compared to the second quarter of 2000. The decrease was primarily due to the termination of certain development programs (in particular, E-Deck) in the second quarter in 2001. As a percentage of revenues, research and development expenses decreased to 16.0% in the second quarter of 2001, down from 24.4% in the second quarter of 2000. The decrease was attributable primarily to higher revenues in the second quarter of 2001 as compared to 2000, as well as a decrease in E-Deck costs.

        Research and development expenses decreased 8.4% in the first half of 2001, as compared to the first half of 2000. The decrease was primarily due to the reduction in headcount at Spectral Inc., our wholly owned subsidiary, and the cost savings from the termination of the E-Deck program. As a percentage of revenues, research and development expenses decreased to 17.7% in the first half of 2001, down from 35.3% in the first half of 2000. The decrease was attributable primarily to higher revenues and lower costs in the first half of 2001 as compared to 2000.

Sales and Marketing Expenses

        Sales and marketing expenses increased by approximately $117,000 in the second quarter of 2001 as compared to the same period in 2000. This increase was primarily due to increased expenditures on travel and tradeshows in the Pacific Rim and Japan. As a percentage of revenues, sales and marketing expenses decreased to 34.3% in the second quarter of 2001, as compared to 40.7% in the second quarter of 2000. The percentage decrease in marketing and selling expenses was due primarily to higher revenues in the second quarter of 2001, as compared to the same period in 2000.

        Sales and marketing expenses increased by $229,000 in the first half of 2001 as compared to the first half of 2000. This increase was primarily due to increased expenditures on activities related to international sales and sales fees and commission. The increases were partially offset by the reduction in costs due to the realization of savings relating to the joint venture with Audio Export. As a percentage of revenues, marketing and selling expenses decreased to 32.2% in the first half of 2001, as compared to 54.3% in the first half of 2000. The decrease was due primarily to higher revenues in the first half of 2001 as compared to 2000.

General and Administrative Expenses

        General and administrative expenses decreased 10.5%, in the second quarter of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses decreased to 11.3% in the second quarter of 2001, as compared to 16.3% in the second quarter of 2000. The decrease resulted primarily from a decrease in legal and professional fees in the second quarter of 2001 compared to the second quarter of 2000 and an increase in revenue in the second quarter of 2001.

        General and administrative expenses increased 29.5%, in the first half of 2001, as compared to the same period in 2000. As a percentage of revenues, general and administrative expenses decreased to 13.2% in the first half of 2001, as compared to 18.6% in the first half of 2000. The dollar increase in the first half of 2001 was primarily due to higher salary and benefits, additional personnel and bad debt expense, while the percentage decrease is attributable to higher revenues in the first half in 2001.

Other expense, net

        Other expense, net charges were $0.3 million in the second quarter of 2001, as compared to $0.06 million in the second quarter of 2000. This represented an increase of 370.5% in the second quarter of 2001 as compared to the similar period in 2000. The increase is due primarily to interest charges on the notes payable and amortization of the commitment fee on the March 2001 notes payable. Other expense, net for the first half of 2001, as compared to the first half of 2000, decreased by 60.0%, which was primarily attributable to the charge of $1.3 million related to the beneficial conversion feature associated with a convertible promissory note an associated warrants issued on February 22, 2000.

Equity in Net Loss of Investee

        The equity in net loss of investee for the three months ended June 30, 2001 is $305,000, as compared to $34,000 for the same period in 2000. The increase is primarily the result of the $213,000 write off of goodwill relating to Euphonix Europe, which we recorded during the three months ended June 30, 2001.

        The equity in net loss of investee for the six months ended June 30, 2001 is $346,000, as compared to $34,000 for the same period in 2000. The increase is primarily the result of the $213,000 write off of goodwill relating to Euphonix Europe, which we recorded during the three months ended June 30, 2001.

Provision/(Benefit) for Income Taxes

        No provision for federal and state income taxes was recorded for the first half in 2001 and 2000 as we incurred net losses during the period.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily through the private sale of equity and debt securities. For the first half ended June 30, 2001, cash and cash equivalents decreased by $40,000 to approximately $547,000. In addition, during this period working capital decreased by $6.7 million to approximately $(1.1) million.

        Our operating activities used cash of approximately $2.4 million in the first half of 2001 and $2.6 million in the first half of 2000. Cash used in operating activities for 2001 was comprised primarily of a net loss, a decrease in accounts payable and customer deposits offset partially by a decrease in accounts receivable. Cash used in operating activities for the first half of 2000 was comprised primarily of a net loss and a decrease in accounts payable and an increase in deferred revenue.

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

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We will adopt SFAS 142 effective January 1, 2002. The adoption o SFAS 142 is not expected to have a material impact on our financial statements.

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

        We believe that our cash and cash equivalents and our current borrowing facility, together with cash flow from operations and investor financing that we expect to obtain, will not provide sufficient capital to fund our operations through December 31, 2001 if our assumptions about our revenues and expenses are generally accurate. Our actual funding requirements may differ materially as a result of many factors, including the development of new products and technologies and the continued growth of the company. In addition, we do not expect to be profitable by the end of the year, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. The capital markets have become increasingly constrained since the beginning of this year, which has adversely affected the ability of many companies to raise capital. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. Without the proceeds from future financings, we would likely continue to implement material changes to our business plan to conserve cash resources, including staff reductions and other spending reductions. If additional funds are raised through the issuance of equity securities or securities convertible into equity, dilution to existing stockholders may result and, if our stock price remains depressed, could be significant. If insufficient funds are available, we may not be able to continue to operate our business in an effective manner or to compete effectively.

WE HAVE INCURRED SIGNIFICANT LOSSES FOR THE PAST FIVE YEARS, AND WILL NEED TO RAISE ADDITIONAL FUNDING IN ORDER TO FUND OUR OPERATIONS

        We incurred net losses of approximately $3.5 million in the first half of 2001, $8.8 million in 2000, $6.3 million in 1999, $5.2 million in 1998, $1.9 million in 1997, and $1.4 million in 1996, and we will continue to expend substantial funds to increase the versatility and functionality of the System 5 digital console in fiscal 2001. Although we received commitments from existing investors to loan us $3.5 million during 2001, we now believe that we will need to raise additional capital in order to fund operations in 2001. Although we believe that additional debt or equity financing will be available from existing investors and others, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a severe negative impact, and we may be unable to fund operations.

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

WE DEPEND UPON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE OF OUR REVENUES IF WE LOSE SIGNIFICANT CUSTOMERS, OR IF PURCHASES BY ONE OF OUR KEY CUSTOMERS DECREASES, OUR NET SALES WILL DECLINE AND OUR BUSINESS WILL BE HARMED

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

OUR SUPPLIERS' ABILITY TO PRODUCT COMPONENTS IS DEPENDENT ON OUR AND OUR SUPPLIERS' ABILITY TO GENERATE ACCURATE FORECASTS, AND THE PROCESS OF QUALIFYING NEW SUPPLIERS IS LENGTHY

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS WOULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        At our Annual Stockholders' Meeting held on June 19, 2001, the following proposals were adopted by the margins indicated.

PROPOSAL 1: ELECTION OF DIRECTORS

       NOMINEE                                               FOR                WITHHELD
       -------                                            ---------             --------
       Robert F. Kuhling, Jr......................        9,768,473              24,431
       James Dobbie...............................        9,767,073              25,831
       Walter Bosch...............................        9,768,373              24,531

        The following directors, who were not up for election at the Annual Meeting, continued to serve as directors after the Annual Meeting: Dieter Meier, Richard Feldman and Steven Vining. Subsequent to the Annual Meeting, Messrs. Feldman and Kuhling resigned from the Board of Directors, and Martin Kloiber was appointed to the Board of Directors.

PROPOSAL 2: APPROVAL OF THE CONVERTIBILITY FEATURE OF THE SECURED PROMISSORY
NOTE ISSUED IN APRIL 2000.

                 FOR                   AGAINST              ABSTAIN          BROKER NON-VOTE
              ---------                -------              -------          ---------------
              7,681,097                20,989               9,286            2,081,532

PROPOSAL 3: APPROVAL OF THE CONVERTIBILITY FEATURE OF SECURED PROMISSORY NOTE ISSUED IN SEPTEMBER 2000.

                 FOR                   AGAINST              ABSTAIN          BROKER NON-VOTE
              ---------                -------              -------          ---------------
              7,681,387                20,999               8,986            2,081,532

PROPOSAL 4: APPROVAL OF THE CONVERTIBILITY FEATURE OF SECURED PROMISSORY NOTE ISSUED IN DECEMBER 2000.

                 FOR                   AGAINST              ABSTAIN          BROKER NON-VOTE
              ---------                -------              -------          ---------------
              7,680,437                22,549               8,386              2,081,532

PROPOSAL 5: APPROVAL OF THE CONVERTIBILITY FEATURE OF SECURED PROMISSORY NOTE ISSUED IN MARCH 2001.

                 FOR                  AGAINST               ABSTAIN          BROKER NON-VOTE
              ---------               -------               -------          ---------------
              7,680,287               22,699                8,386              2,081,532

PROPOSAL 6: APPROVAL OF THE INCREASE IN THE AUTHORIZED NUMBER OF SHARES OF COMMON STOCK FROM 20,000,000 TO 35,000,000

                 FOR                  AGAINST               ABSTAIN          BROKER NON-VOTE
              ---------               -------               -------          ---------------
              9,718,936               30,887                 43,081                 0

PROPOSAL 7:  RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS

                FOR                   AGAINST               ABSTAIN          BROKER NON-VOTE
              ---------               -------               -------          ---------------
              9,755,198               28,745                 8,961                   0

ITEM 5.  OTHER INFORMATION

In July 2001, directors Richard Feldman and Robert Kuhling resigned from the Audit Committee and the Board of Directors. In July 2001, Martin Kloiber was appointed to the Board of Directors and to the Audit Committee, and James Dobbie was appointed to the Audit Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                               Euphonix, Inc.

Date: November 27, 2001

                                               By: /s/ Jeffrey Chew
                                                   -------------------------
                                                   Jeffrey Chew, Chief Executive
                                                   Officer (Principal Executive
                                                   and Financial Officer)

INDEX TO EXHIBITS

The following Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
-------     -----------------------
3.1(1)      Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)      Bylaws of the Registrant.

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-994898-LA), effective August 21, 1995.